Form 10-K
period 1995-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 1996-08-14
CIK 853274

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
   (MARK ONE)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1995

                                       OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM                        TO

                        COMMISSION FILE NUMBER: 0-26470
                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         CALIFORNIA                  33-0365417
             (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

      245 FISCHER AVENUE, SUITE D-1, COSTA MESA, CALIFORNIA  92626
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 751-7400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                          UNITS OF LIMITED PARTNERSHIP
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes       No   X
    -----     ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting Units (all voting) held by non-affiliates of Registrant, computed by reference to the price at which such units were sold, was $30,000,000 as of March 1, 1996, a date within sixty (60) days of the filing of this Form 10-K. On that date there were 30,000 Units outstanding.

================================================================================

                               TABLE OF CONTENTS

               AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP


                                     PART I

ITEM 1.  BUSINESS

         Formation and General Development.
         Industry Segments.
         Narrative Description.

ITEM 2.  PROPERTIES

         INTRODUCTION

         RESIDENTIAL RETIREMENT FACILITIES AND SITE

         -       BRADFORD SQUARE, CALIFORNIA
         -       CHANDLER VILLAS, ARIZONA
         -       VILLA LOS POSAS, CALIFORNIA (site)

         SENIOR APARTMENTS

         -       GENERAL
         -       PACIFIC VILLAS
         -       CEDAR VILLAS
         -       VILLA AZUSA

         PROMISSORY NOTES RESULTING FROM THE SALE OF
         HERITAGE POINTE CLAREMONT PARTNERS, L.P. ("HPCP")

         -       HERITAGE POINT CLAREMONT
         -       ACQUISITION
         -       SALE OF THE PROJECT, RECEIPT OF NOTES

ITEM 3.  LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.  SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

                                     PART I


ITEM 1.          BUSINESS

         FORMATION AND GENERAL DEVELOPMENT.

         The Registrant is a California limited partnership formed in June of 1989 to develop, finance, acquire and operate senior citizen housing. The Registrant operates two assisted living facilities, three senior apartments, and currently owns one site to be developed into an assisted living facility. The general partners are: ARV Assisted Living, Inc. ("ARVAL") (formerly ARV Housing Group, Inc.), which serves as Managing General Partner, Gary L. Davidson, John A. Booty, John S. Jason, Tony Rota, and David P. Collins (collectively known as "General Partners"). The General Partners make all decisions concerning property acquisitions and will make all decisions concerning dispositions of the facilities, subject to the limited partner's rights to approve or disapprove of the sale of substantially all of the Registrant's assets. The Registrant has not made any investment which the General Partners believe puts the Registrant's capital at unusual risk.

         INDUSTRY SEGMENTS.

         The Registrant considers its business to represent two industry segments, the development, financing and operation of both assisted living facilities and senior apartment complexes.

         NARRATIVE DESCRIPTION.

         The Registrant's business is the ownership and operation of assisted living facilities and senior apartment complexes. To understand the business conducted and intended to be conducted by the Registrant, it is first necessary to understand assisted living and senior apartment industries, and to understand the market for potential residents.

                 Assisted living represents a combination of housing, personalized support services, and health care designed to respond to the individual needs of the senior elderly who need help in activities of daily living, but do not need the medical care provided in a skilled nursing facility. The assisted living market can be viewed as falling near the middle of the elder care continuum, between home-based care at one end and long-term skilled nursing facilities and acute care hospitals at the other.

                 The Registrant's senior apartment communities were developed as affordable senior apartments. These facilities offer affordable housing opportunities to qualified independent lifestyle seniors.

         With the U.S. population continuing to age, many Americans are living longer and relatively healthier lives. As a result, there is a growing need for more comprehensive healthcare than that typically available at home or on an out-patient basis. Demand is increasing for services less intensive than that provided by acute care hospitals and skilled nursing facilities. Assisted living combines housing and personalized support services with extra supervision for those who require additional assistance with normal activities of daily living, while senior housing provides affordable apartment living to seniors who carry on independent lifestyles.

                 The Registrant believes its assisted living and senior apartment businesses benefit from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The second is the effort to contain health care costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement amounts to persons in acute care hospitals and skilled nursing facilities. Assisted living offers a cost effective long-term alternative while preserving a more independent lifestyle for those senior elderly who do not require the broader array of medical services that acute care hospitals and skilled nursing facilities are required to provide.

                 The primary consumers of long-term health care services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to the U.S. Bureau of the Census data, the number of people in the U.S. age 65 and older increased by more than 27% from 1981 to 1994. The segment of the population over 85 years of age, which compromises the largest percentage of residents at long-term care facilities, is projected to increase by more than 40% between the years 1990 to 2000.

                 Other trends benefiting the Registrant include the increased financial net worth of the elderly population, the increasing number of women who work outside the home and are therefore unable to care for their elderly relatives and the increase in the population of individuals living alone. As the ratio of senior elderly in need of assistance has increased, so too has the number of senior elderly able to afford assisted living. Historically, the non-institutionalized senior elderly were taken care of by their children, however, the increased number of women in the labor force has reduced the supply of in-home care givers. Since 1960, the population of individuals living alone has increased significantly as a percentage of the total elderly population. This increase has been the result of an aging population in which women outlive men by an average of 6.8 years, rising divorce rates, and an increase in the number of unmarried individuals.

                 The majority of states in the U.S. have enacted Certificates of Need or similar legislation, which generally limits the construction of skilled nursing facilities and the addition of beds or services in existing skilled nursing facilities. High construction costs, limitations on government reimbursement for the full cost of construction, and start-up expenses also act to constrain growth in the supply of such facilities. Such legislation benefits the assisted living industry by limiting the supply of skilled nursing beds for the senior elderly. Cost factors are placing pressure on skilled nursing facilities to shift their focus toward higher acuity care which enables them to charge higher fees, thus creating a shortage of lower acuity care availability, and thereby increasing the pool of potential assisted living residents.

                 While Certificates of Need generally are not required for assisted living facilities, except in a few states, most states do require assisted living providers to license their facilities and comply with various regulations regarding building requirements and operating procedures and regulations. States typically impose additional requirements on assisted living facilities over and above the standard congregate care requirements. Further, the limited pool of experienced assisted living staff and management, as well as the costs and start-up expenses to construct an assisted living facility, provide an additional barrier of entry to the assisted living business.

                 In response to rapidly rising health care costs, both government and private pay sources have adopted cost containment measures that have encouraged reduced length of stay in hospitals and skilled nursing facilities. The federal government has acted to curtail increases in health care costs under Medicare by limiting acute care hospital reimbursement for specific services to preestablished fixed amounts. Private insurers have also begun to limit reimbursement for medical services in general to predetermined "reasonable" charges.

                 These cost containment measures have produced a "push-down" effect. As the number of patients being "pushed down" from acute care hospitals to skilled nursing facilities increases, the demand for residential options such as assisted living facilities to serve patients who historically have been served by skilled nursing facilities will also increase. In addition, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services (and fees) to subacute patients requiring very high levels of nursing care. As the level of skilled nursing facility patients increases, the supply of nursing facility space will be filled by patients with higher acuity needs paying higher fees, which again will provide opportunities for assisted living facilities to increase their occupancy and services to residents requiring lesser levels of care than generally can be expected for patients in skilled nursing facilities.

                 The Registrant provides services and care which are designed to meet the individual needs of its residents. The services provided are designed to enhance both the physical and mental well-being of the senior elderly in each of the Registrant's facilities by promoting their independence and dignity in a homelike setting. The assisted living program at the Registrant's facilities include:


                 Personalized Care Plan - A primary element of the Registrant's strategy is the concept of "personalized" care to meet each resident's specific needs. This concept of customizing services to meet the needs of the residents begins with the resident admissions process, where the facility's management staff, the resident, the resident's family, and the resident's physician, discuss the resident's needs and develop a plan for the resident's care. If recommended by the resident's physician, additional health care or medical services may be provided at the facility by a third party home health care agency or other medical provider.

                 Basic Service and Care Package - The basic service and care package at the Registrant's assisted living facilities generally includes the following: meals in a communal, "home-like" setting, housekeeping, linen and laundry service, social and recreational programs, security, utilities, and transportation. Other care services can be provided under the basic package based upon the individual's personalized health care plan.

                 Additional Services - The Registrant has designed additional assisted living services in a three-tier program available to residents on a personalized basis.

Level One:   Assistance to residents in the self-administration of medication.
Where necessary, the assisted living staff will consult with the family, the physician or the insurance company of a resident to designate a home health care agency to administer the appropriate medication.

Level Two:   In addition to the services provided under Level 1, assistance with bathing, dressing and grooming, escorting to and from meals and activities, reading mail, writing letters, shopping and other specialized activities. These services are provided on an as-needed basis and at the convenience of the resident within the overall operation of the facility.

Level Three: All of the services provided by Level One and Two, and, in addition, provision of those services on a 24-hour basis. Further, this level provides appropriate services for individuals who need help with incontinence.

                 The personnel working at each facility are employees of ARVAL. A shortage of qualified personnel may require ARVAL to enhance its wage and benefits package in order to compete with other providers of assisted living and senior housing to attract and retain qualified individuals. In addition, many health care workers in the nursing home industry are unionized. While none of the ARVAL's employees are currently unionized, any unionization of workers in the assisted living industry or at the Registrant's facilities could increase labor costs. No assurances can be given that the facilities labor costs will not increase, or that if they do increase, they can be matched by corresponding increases in rental or management revenue. Currently the Registrant's two assisted living facilities and three senior apartment complexes employ approximately 77 persons.

         As the senior population continues to grow and efforts to contain health care costs intensify, assisted living provides an increasingly important, cost-effective alternative to long hospital or nursing home stays. Other demographic trends such as daughters and daughters-in-law returning to the workplace, as well as the fact that more seniors are living alone, will fuel demand for assisted living services and senior apartment facilities.

         Responding to the rapidly rising costs of health care, government and private insurance companies are adopting cost containment measures to reduce lengths of stays at acute care hospitals and skilled nursing facilities. The "push-down" effort by hospitals and skilled nursing facilities discharging patients early, has created a need for more residential care options among the elderly. As the cost effectiveness of assisted living becomes more widely known, insurance companies and other healthcare-related organizations will recommend assisted living to their clients and insureds with greater frequency.

         On September 15, 1989, the Registrant began offering a total of 35,000 Units at $1,000 per unit The offering terminated on October 31, 1992 and the Registrant realized gross offering proceeds of $18,665,000. In January and March of 1993, the Partnership repurchased and effectively retired 10 units for $8,500 and 3 units for $2,550, from Limited Partners. During 1993, the Registrant applied for and earned block grants totaling a gross amount of approximately $1,081,000 allocated to 2 of its properties. As of December 31, 1994, approximately $1,018,000 had been received. All of the proceeds from the Offering and a portion of the proceeds from the block grants were allocated to and spent on properties which the Registrant owns either outright or through its interest as managing general partner of the partnership which holds title to the respective property.

         Although the expiration of the minimum holding period (five to seven years) is approaching for certain facilities, there is no definite plan to sell any facility in accordance with a timetable. Any determination regarding sale will be dependent upon the current and projected operating performance, the needs of the Registrant, the availability of buyers and buyers' financing and, in general, the relative merits of continued operation as opposed to sale. On any sale, the Registrant may accept purchase money obligations, unsecured or secured by mortgages as payment, depending upon then prevailing economic conditions that are customary in the area in which the property is located, credit of the buyer and available financing alternatives. (See ITEM 2, "PROMISSORY NOTES RESULTING FROM THE SALE OF HERITAGE POINTE CLAREMONT" ["PROMISSORY NOTES"].) In such event, full distribution to the Partners may be delayed until the notes are paid at maturity, sold, refinanced or otherwise liquidated.


ITEM 2.          PROPERTIES

         INTRODUCTION

         The Registrant owns facilities which operate in two distinct segments of the senior housing market.

         The Registrant owns fee title to Chandler Villas and is the managing general partner of the partnership which owns Bradford Square. At both properties, residents rent on a monthly basis and receive all meals, mail service, linens and laundry. The staff provides services and security on a 24-hour basis. In addition, certain services ("Assisted Living") are provided to residents in need of additional care such as bathing, grooming and assisting with the self administration of medication. Higher monthly rents are charged for such Assisted living services. Neither medical treatment nor facilities, however, are provided. Each project is designed to cater to the needs of the individuals who are ambulatory, in relative good health and without need of specialized or continuing medical attention.

         The Registrant also owns a site in the City of Camarillo, California which is permitted for development of a 123 unit residential retirement facility, designed along the Bradford Square/Chandler Villa concept.

         The Registrant also owns 100% of 3 senior apartment complexes, Pacific Villas in Pomona, California, Cedar Villas in Ontario, California, and Villa Azusa in Azusa, California. The investment in these properties reflects the General Partners' belief in the strength of the housing market for senior citizens who choose the independent apartment life style in a complex specially designed for their needs.

         During 1993, the Registrant sold its general partner's interest in Heritage Pointe Claremont.


RESIDENTIAL RETIREMENT FACILITIES AND SITE

         BRADFORD SQUARE, CALIFORNIA

         ACQUISITION - CAPITAL CONTRIBUTION AND OBLIGATIONS

         In December of 1990, the Registrant became the sole General Partner of ARVP III/Bradford Square, L.P., a California limited partnership ("ARVP III/Bradford Square"), of which Bradford Square Limited Partnership No. 1, a California Limited Partnership ("Bradford

Square Limited") is the sole limited partner. Pursuant to the Agreement, Bradford Square Limited contributed the existing facility ("Bradford Square"), to ARVP III/Bradford Square and, simultaneously, through escrow, the Registrant contributed approximately $450,000 cash and caused two loans, totaling $3,600,000, to be made to ARVP III/Bradford Square. One of the loans, for $2,800,000, was secured by the Project and guaranteed by the General Partners. The other, for $800,000, was unsecured. The unsecured loan was repaid in full from Gross Offering Proceeds on March 20, 1991, the remaining balance on the $2,800,000 loan was paid in full with proceeds generated from new debt obtained in December 1992. The beneficial owners of Bradford Square Limited Partnership No. 1 are not affiliated with the Registrant. The Managing General Partner of this partnership is Frederick P. Aquirre, Esq.

         Under the Partnership Agreement, in any quarter in which revenue generated by Bradford Square is insufficient to cover cash operating costs and payments on any secured loans, the Registrant is obligated to advance to ARVP III/Bradford Square sufficient cash to cover the shortfall. Any such advance may, at the Registrant's discretion be recorded as either a capital contribution or a loan. On any capital contribution, Registrant will receive a preferred return equivalent to 9% on 125% of the Gross Offering Proceeds contributed and 50% of the balance of any Cash Flow after the preferred return is paid. On sale, refinance, or liquidation, ARVP III will receive a priority return equal to 125% of all capital contributed, and 50% of any remaining balance after this priority distribution is paid. As of March 1996, there had been no cash shortfall and, therefore, no contribution was required of the Registrant.

         THE FACILITY

         Bradford Square is located at 1180 N. Bradford Avenue, Placentia, California, in central Orange County, six blocks from the Placentia Civic Center and one mile from the Orange Freeway (57), a north-south artery linking the County seat, Santa Ana, to the foothill communities. The Artesia Freeway
(91), connecting Los Angeles to the inland empire communities of Riverside and San Bernardino, is three miles to the south. The facility is a two story 55,000 square foot New England style main building situated on approximately
2.5 acres containing 92 living units and common areas with a separate pavilion to accommodate parties and other resident activities. Four different studio apartment configurations range in size from 388 to 405 square feet all with private patios or balconies. Common areas include a central dining room, living room, sitting room and sun parlors. A beauty/barber shop and a private dining room for residents to entertain family and friends are conveniently located on premises. The two and one half acre site includes shuffleboard courts, a resident maintained garden plot and a large park-like green with a walking path and conversation areas.

         The average occupancy rates during 1995, 1994, 1993, 1992, and 1991 were 92%, 96%, 93%, 88%, and 93%, respectively. The average rental rates for each of these same years were $1,422, $1,387, $1,360, $1,347, and $1,356, respectively. At March 10, 1996, 84 of the 92 Units were occupied for an occupancy rate of 94%.

         FINANCING

         In December 1992 the partnership borrowed $2,500,000. The loan, secured by a first trust deed against Bradford Square, and guaranteed by the General Partners, bears interest at 5.25% in excess of the seven year treasury yield and all of the unpaid principal and interest is due on January 1, 2007. As of December 31, 1995 the unpaid principal balance was approximately $2,443,000.

         COMPETITION

        Drawing on information gathered through surveying residents and their families, 60% or more of the residents residing in a given facility come from within a 10-mile radius, thus defining the primary market. Therefore, using a 10-mile range as the criteria, Market Area 1 is comprised of the following cities: Anaheim, Brea, Chino Hills, Diamond Bar, Fullerton, Garden Grove, La Habra, La Habra Heights, La Mirada, La Palma, Orange, Placentia, Pomona, Santa Ana and Tustin. The total population of this primary market is 1,265,052 with a population of people age 65 and over of 110,232 (taken from California Cities, Towns & Counties; Information Publications, California, 1996). The U.S. Census Bureau, in 1990, reported that 13% of the 65+ population constitutes the primary residential care market, equaling 14,330 seniors in Market Area 1.

         Currently, there are 14 facilities in Market Area 1 offering services and features similar to Bradford Square. These facilities, including Bradford Square, have a combined total of 1,606 units, potentially housing approximately 1,927 seniors, or about 19% saturation of the target market. Drawing on resident and family survey data, the market may be expanded to 33% or less due to units rented by residents coming from the primary area. Market saturation is also increased by indirect competition from small board and care homes, minimum service senior apartments and residential facilities lacking assisted living services; such facilities are not included in the figures.

         Currently, ARV Assisted Living operates four facilities in Market Area
1.


         CHANDLER VILLAS, ARIZONA

         ACQUISITION, CAPITAL CONTRIBUTION AND OBLIGATIONS

         This facility was purchased in September of 1990 for $3,400,000. The Seller was Superior Bank, FSB of Oak Brook Terrace, Illinois, which acquired the facility on foreclosure of a loan it had extended to the original developer. Registrant paid $900,000 in cash and obtained a $2,500,000 loan secured by the Project. Prior to December 31, 1991, the loan was paid in full.

         THE FACILITY

         The facility is located in the middle of the Valley of the Sun at 101 South Yucca Street, one block south of Chandler Boulevard, the main east west artery in Chandler, Arizona, 20 minutes from Phoenix's Sky Harbor Airport. Chandler Community Hospital is less than 1 mile away. Regional shopping malls are within a short drive of the facility and neighborhood shopping centers are close by. The surrounding neighborhood consists of a mix of commercial and single family homes and apartments.

         Chandler Villas is located on an 8 acre site, and consists of 14 tile roofed buildings containing a total of 164 one and two bedroom apartment style units with up to 900 square feet of living space per unit. Common areas include a dining room, living room, library, beauty salon, and a recreation building with nearby pool, spa and shuffleboard court. Covered parking is provided.

         The average occupancy rates during 1995, 1994, 1993, 1992, and 1991 were 99%, 99%, 99%, 97%, and 88%, respectively. The average rental rates for each of these same years were $716, $704, $688, $679, and $678, respectively. At March 10, 1996, 156 of the 164 Units were occupied for an occupancy rate of 95%.

         FINANCING

         In December, 1992 the Partnership borrowed $2,500,000. The loan, secured by a first trust deed against Chandler Villas and guaranteed by the General Partners, bears interest at 5.25% in excess of the seven year treasury yield and all unpaid principal and interest is due on January 1, 2007. As of December 31, 1995, the unpaid principal balance was approximately $2,443,000.

         COMPETITION

         Based on market surveys that conclude that 60% or more of the residents residing in a given facility come from within a 10-mile radius, the primary market for Chandler Villas may be defined by the following cities:
Apache Junction, Bapchule, Chandler, Guadalupe, Laveen, Maricopa, Mesa, Ocotillo, Scottsdale, Sun Lakes, and Tempe. The total population of this primary market is 712,812 (taken from California Cities, Towns & Counties; Information Publications, California, 1996). Assuming that at least 8% of the total population is 65 years of age or older, approximately 57,024 seniors are residing within a 10-mile radius of Chandler Villas. The U. S. Census Bureau, in 1990, reported that 13% of the 65+ population constitutes the primary residential care market, equaling 7,413 seniors in Market Area 2.

         Currently, there are four facilities in Market Area 2 offering services and features similar to Chandler Villas. These facilities have a combined total of 615 units, potentially housing approximately 676 seniors, or about 9% saturation of the target market. The market may be expanded to 33% or less due to units rented by residents coming from the primary area. Market saturation is also increased by indirect competition from small board and care homes, minimum service senior apartments and residential facilities lacking assisted living services; such facilities are not included in the figures.

         VILLA LAS POSAS, CALIFORNIA (SITE)

         LOCATION

         The 3.10 acre site is located in the City of Camarillo, County of Santa Barbara, California, on Las Posas Road, a major north-south artery approximately one mile north of State Highway 101, the major thoroughfare in the community. Camarillo, a city of approximately 47,000 residents, is 45 miles northwest of Los Angeles, 7 miles east of Oxnard (population approximately 125,000) and 7 miles west of Thousand Oaks (population approximately 101,000).

         DEVELOPMENT COSTS AND FEES; CONSTRUCTION FINANCING

         The site was purchased from an unrelated seller for $1,210,000 and as of December 31, 1995 the Registrant had paid approximately $1,317,000 in engineering, architectural and other predevelopment costs.

         Villa Las Posas will be a 3-story, Mediterranean style building containing 123 units. Forty percent (40%) of the 89,000 square feet of the assisted living project will be devoted to common areas consisting of amenities such as two living rooms with fireplaces, dining and laundry rooms, a Health Center, beauty salon, commercial kitchen, activities room, and a library. A central courtyard, landscaped gardens and meandering walkways will also be an integral part of the facility.

         Construction of Villa Las Posas is expected to begin in May of 1996 with completion scheduled for May of 1997. Construction financing is currently in negotiation with a commercial lender.

         COMPETITION

         From their analysis of the general competitive conditions to which Villa Las Posas would be subject, the General Partners have determined that the relevant market area consists of Camarillo and Oxnard and adjacent communities of El Rio and Leesdale. The concentration of this population base is within 10 miles of the site, and easily accessible by major arteries. The secondary market area of Thousand Oaks-Newbury Park is also within this radius, but is considered less important to the success of the project because of its evolution as an extension of the greater Los Angeles Metropolitan area and resulting identification with this larger market. The City of Ventura (population approximately 85,000) is 15 miles to the northwest and is a relatively self-contained market area, and has not been considered as a continuing source of residents.

         Existing competition within the primary market area consists of two residential-congregate care retirement complexes which offer substantially similar amenities and/or services. The first, opened approximately 14 years ago, is a 107 unit complex located about 2 miles from the site, is licensed to distribute medication and places a greater emphasis on health services rather than on independent life-style and community activities. This facility offers similar tenant services in generally smaller living accommodations with less attractive common areas and grounds than planned for Villa Las Posas. The second, opened in the early 1970s, is a 122 unit facility in Oxnard approximately 9 miles from the site, also offering semi-private and private accommodations, services and pricing similar to those to be offered by Villa Los Posas. The location of this competitor coupled with the general condition of the building and grounds attract residents primarily on government assisted programs.


SENIOR APARTMENTS

         GENERAL

         FORMATION OF THREE (FORMER) PARTNERSHIPS

         In January 1992, the Registrant entered the senior apartment market by acquiring a partnership interest in Heritage Pointe Claremont Partners, L.P., a California Limited Partnership ("HPCP"). Prior to the Registrant's admission, HPCP's Sole Partners were Urban Housing Systems, Inc., a California corporation, General Partner ("UHSI") and two individuals (Michael A. Costa and John M. Huskey) who owned 100% of UHSI's stock. As a result of the Registrant's admission, the Registrant and UHSI became Co-General Partners of HPCP with a 50% and 12.5% interest, respectively, and Messrs. Costa and Huskey became the two Limited Partners each having an 18.75% partnership interest. Development and entitlement work began thereafter and resulted in a completed project in 1993 as explained below (See ITEM 2, "PROMISSORY NOTES").

         Later in 1992, the Registrant, UHSI and Messrs. Costa and Huskey formed 2 additional partnerships, each owning the same percentages as in HPCP. Each of these partnerships was created to acquire a senior apartment complex from an unrelated seller. One partnership (Heritage Pointe Pomona Partners, L.P. ["HPPP"]) purchased Pacific Villas, a 132 unit facility in Pomona, and the other partnership (Heritage Pointe Ontario Partners, L.P. ["HPOP"]) purchased Cedar Villas, a similar 137 unit facility in Ontario, California.

         At the time of these three partnership formations and property acquisitions, neither UHSI nor Mr. Costa nor Mr. Huskey were affiliated with the Registrant. Subsequently, however, Mr. Costa became a director and vice president of Registrant's general partner, positions from which he resigned in the first quarter of 1994.

         THE REGISTRANT'S BUY-OUT OF UHSI, COSTA & HUSKEY FROM EACH OF THE THREE PARTNERSHIPS

         In May 1993, UHSI assigned its interest in HPCP, HPPP and HPOP to Costa and Huskey. As a result, their interests in these partnership increased from 18.75% to 25% each. The Registrant subsequently purchased all of Messrs. Costa's and Huskey's interests in each of HPCP, HPPP and HPOP for $198,000, cash plus, the purchase agreement obligated the Registrant's individual and corporate general partners to indemnify and hold the two limited partners and UHSI harmless. As part of the transaction the general partners received $96,000 for providing the indemnification. After this transaction, neither UHSI nor Mr. Costa nor Mr. Huskey were affiliated with the Registrant or its General Partners.

         The Registrant now owns 100% of Pacific Villas and Cedar Villas, and has sold Heritage Pointe Claremont, all as described below. In addition, in 1993, independent of UHSI and Messrs. Costa and Huskey, the Registrant purchased an additional facility, Villa Azusa, which it now owns and operates.

         The 3 senior apartments which the Registrant operates are described below.

         PACIFIC VILLAS

         TERMS OF PURCHASE

         The Partnership which the Registrant formed to purchase Pacific Villas and which was subsequently liquidated on the Registrant's purchase of all of other partnership interests, as described above, is referred to below as HPPP.

         Pacific Villas was purchased for $5,621,000 in August 1992, from a non-related entity which had owned and operated it from 1987. $525,000 of the purchase price was paid in cash. HPPP paid a real estate commission of $150,000 to UHSI. At the close of escrow HPPP took Pacific Villas subject to, but did not assume, a loan in favor of Fidelity Federal Bank. The loan is evidenced by a note due on November 1, 2017 and requires monthly payments of principal and interest designed to fully amortize it as of the due date. The balance of the purchase price was funded through the assumption of certain liabilities totaling approximately $75,000. The interest rate is adjusted monthly by adding a rate differential of 2.25% to the most recent available monthly weighted average cost of funds by the Federal Home Loan Bank of San Francisco to its 11th District members. At December 31, 1995, this loan had an unpaid principal balance of approximately $4,314,900. The monthly payment is approximately $30,000, of which approximately $5,200 is being credited to principal. The loan is evidenced by a note and the note is secured by a first deed of trust. The note and the deed of trust contain due-on-sale and due-on-encumbrance clauses which permit the lender to accelerate the loan's maturity date if the borrower, without the lender's prior written consent, sells, encumbers, or otherwise transfers an interest in the property. HPPP did not assume the loan and did not pay an assumption fee. Rather, it relied on the lender's August 19, 1992 certificate of outstanding indebtedness.

         The balance of the purchase price was evidenced by a one year, $424,939 note in favor of the seller. Interest only at 8% per annum, was payable in monthly installments of $2,833 and this note was paid in full on August 25, 1993.

         THE FACILITY

         Pacific Villas consists of 132 units, 115 one bedroom, one bath, and kitchen and 17 two bedroom, one bath and kitchen apartments spread out among
4.7 landscaped acres. This gate guarded community also features an intercom system connecting each apartment with the gate, a pool and spa, park benches along the walkways and a satellite dish which makes broad T.V. coverage available to all residents. The complex was built in 1986 and has been well maintained.

         LOCATION

         Pacific Villas is located at 3642 North Garey Avenue, in the northwest residential section of Pomona. This area has a unique college-town atmosphere as several prestigious universities are located in Pomona and in the immediate bordering towns of Claremont and La Verne.

         More generically, the facility lies in the northeast section of Los Angeles County, near the border with San Bernardino County, and although its neighborhood is essentially residential, it is less than a block away from Foothill Boulevard, a major thoroughfare. In addition, it is readily accessible to the San Bernardino Freeway (10), the Foothill Freeway (210), the Pomona Freeway (60), the Orange Freeway (57), and the Corona Expressway (71). The property is located approximately 30 miles from downtown Los Angeles, five miles from Ontario, 20 miles from San Bernardino, and 25 miles from Pasadena/Glendale.

         Pomona, a city of approximately 140,000 residents, and its neighboring towns in the San Gabriel Valley may be described as "bedroom" communities with relatively high light industrial development and predominantly middle-income demographics. The property is situated in an area that is less developed than other sections of Pomona. While conveniences such as public transportation, shopping and restaurants are within walking distance of the facility, the neighborhood also features wooded areas and low density zoning.

         MARKETING AND RENTAL DATA

         The project's primary market is Pomona and the neighboring residential communities of Claremont, Montclair, Upland, Chino, Fontana, Ontario and La Verne. There is a combined population of approximately 500,000 all within a 10 mile radius of Pacific Villas. The General Partners' experience with the 8 facilities they own and/or operate within a 30 mile radius of this project and their study of this market area demonstrates favorable demographics and population trends necessary to sustain current high occupancy rates.

         The average occupancy rates during 1995 and 1994 were 90% and 95%, respectively. The average rental rates for each of these same years were $560 and $547, respectively. This data is unavailable for the years 1992 and 1993. At March 17, 1996, 119 of the 132 apartments were rented for an occupancy rate of 90%. All rental agreements are an annual lease with an option to renew on a month-to-month basis at lease expiration.

         COMPETITION

         Existing competition within the primary market area consists of 10 senior apartments with a total capacity of 1,316 units. Sizes range from 65 to 186 units with average prices of $0.68 to $1.23 per square foot for larger units. Pacific Villas units now rent from $0.87 to $0.89 per square foot. The two-bedroom units currently rent for less per square foot than the one-bedrooms.

         There are no facilities in Pomona that are directly competitive with Pacific Villas. All similar projects in neighboring communities were built between 1983 and 1992 . The vacancy range for all senior citizen oriented apartment projects in the market area is 0-10%.

         Pacific Villas features 600 square foot 1 bedroom apartments and 767 square foot 2 bedroom apartments. Concerning possible new entries into this Market, even though obtaining construction financing is problematic in the current economic climate, low vacancy rates have traditionally attracted direct competition.


         CEDAR VILLAS

         TERMS OF PURCHASE

         The Partnership which the Registrant formed to purchase Cedar Villas and which was subsequently liquidated on the Registrant's purchase of all of other partnership interests, as described above, is referred to below as HPOP.

         Cedar Villas was purchased on October 1, 1992 for $4,655,000 from a non-related entity which had owned and operated it from 1986. $553,000 of the purchase price was paid in cash, and approximately $4,112,000 was taken by the Project subject to, but not assuming, a loan in favor of Standard Federal Savings Bank. The loan is evidenced by a note due February 1, 1999 and requires monthly payments of principal and interest designed to fully amortize it as of the due date. The loan is evidenced by a note and the note is secured by a first deed of trust against the Project. The interest rate is adjusted monthly by adding a rate differential of 2.25% to the most recent available monthly weighted average cost of funds by the Federal Home Loan Bank of San Francisco to its 11th District members. At December 31, 1995, the loan had an unpaid balance of approximately $3,932,000. The monthly payment is approximately $31,000 of which approximately $4,875 is being credited to principal. The note and the deed of trust contain due-on-sale and due-on-encumbrance clauses which permit the lender to accelerate the loan's maturity date if the borrower, without the lender's prior written consent, sells, encumbers, or otherwise transfers an interest in the property. HPOP did not assume the loan and did not pay an assumption fee, rather it relied on the lender's September 30, 1992 certificate of outstanding indebtedness.

         THE FACILITY

         Cedar Villas is a 137 unit senior apartment complex designed for active and semi-active persons aged 57 and older. Built in 1983, the complex covers 3.4 acres and includes 104 one bedroom and 33 two bedroom units containing 460 and 677 square feet respectively.

         All apartments feature garbage disposals, an all electric kitchen, frost free refrigerators, solar hot water, smoke detectors, fire sprinklers, walk in closets and air conditioning. Carpeting and drapes/mini-blinds are also included. Laundry facilities are located in the clubhouse. Approximately 50% of the total facility is landscaped open space, on which is located a 2040 square foot central recreation building and rental office. The central courtyard is equipped for horseshoes, barbecues and patio parties. There are 107 parking spaces, approximately half of them covered.

         LOCATION

         Cedar Villas is located at 301 E. Cedar Street, in the western residential section of Ontario bordered by Montclair and Pomona to the west, Rancho Cucamonga and Upland to the north, and Chino and Fontana, south and east respectively. The facility lies in the southwest section of San Bernardino County, and although its neighborhood is essentially residential, it is less than a mile away from the Pomona Freeway the major artery connecting downtown Los Angeles, 40 miles to the west and San Bernardino, 20 miles to the east.

         Ontario, a city of approximately 153,000 residents, and its neighboring towns in the Inland Empire may be described as "bedroom" communities with relatively high light industrial development and predominantly middle-income demographics. The Ontario International Airport causes the city to become the core of the market area of surrounding communities.

         MARKET DATA

         The project's primary market is Ontario and the neighboring residential communities of Claremont, Montclair, Upland, Chino, Pomona and Rancho Cucamonga. There is a combined population of approximately 650,000 all within a 10 mile radius of Cedar Villas. The General Partners' experience with the 8 facilities they now own and/or operate within a 30 mile radius of this project and their study of this market area demonstrates favorable demographics and population trends necessary to sustain current high occupancy rates.

         The average occupancy rates during 1995 and 1994 were 93% and 93%, respectively. The average rental rates for each of these same years were $448 and $443, respectively. This data is unavailable for the years 1992 and 1993. At March 17, 1996, 127 of the 137 apartments were rented for an occupancy rate of 93%. All rental agreements are on an annual lease with an option to renew on a month-to-month basis at lease expiration.

         COMPETITION

         Existing competition within the primary market area consists of 9 senior apartments with a total capacity of 1,390 units. Sizes range from 60 to 232 units with average prices of $0.72 to $1.23 per square foot for larger units. Cedar Villas units now rent from $0.72 to $0.83 per square foot.

         There are three comparable senior apartment complexes in Ontario, all built between 1984 and 1986, ranging in size from 60 to 101 units. Apartment sizes, pricing and amenities are similar to Cedar Villas.

         The remaining facilities, Sunnyside II and Sunnyside III, are smaller complexes with smaller unit sizes and slightly higher pricing per square foot than Cedar Villas. Their ongoing vacancy rates are approximately the same as Cedar Villas.

         Projects in the remainder of the primary market show vacancy rates from 2% to 10.4% according to a rental survey conducted in January, 1995.


         VILLA AZUSA

         On May 26, 1993, the Registrant purchased from an independent third party, its third self contained senior apartment complex.

         TERMS OF PURCHASE

         Villa Azusa was purchased for $4,550,000, $1,295,000 of which was paid in cash, and the Registrant took the property subject to existing bank financing in favor of Fidelity Federal Bank for approximately $3,229,000. The balance of the purchase price was funded through the assumption of other liabilities totaling approximately $26,000. The loan is evidenced by a note due February 1, 2017 and requires monthly payments of principal and interest designed to fully amortize it as of the due date. The interest rate is adjusted monthly by adding a rate differential of 2.25% above the monthly eleventh district cost of funds. The note and deed of trust contain due on sale clauses.

         The bank has accepted monthly payments from June 1992 onward and has not exercised any rights under the due on sale clauses which state the bank may declare the unpaid balance immediately due and payable should the property be sold. At December 31, 1995, the note had an unpaid balance of approximately $3,067,000. The monthly payment is approximately $22,000 of which approximately $5,050 is being credited to principal.

         THE FACILITY

         Villa Azusa is a 147 unit, one bedroom, gated senior apartment complex. The facility was built in 1979 and has undergone renovations, which were completed in the Spring of 1994. All apartments feature carpeting and drapes, garbage disposal, an all electric kitchen, electric hot water, smoke detectors, walk-in closets and air conditioning. The recreation center offers the convenience of laundry facilities and the luxury of a therapeutic spa. The facility covers 3.44 acres, of which 50% is landscaped.

         LOCATION

         The address is 200 E. Gladstone Street, in the southeast residential section of Azusa bordered by single family and commercial retail development, in the northeast section of Los Angeles County, less than a mile away from the 210 Freeway and 5 miles from the 10 Freeway, the main artery connecting it to downtown Los Angeles.

         MARKET DATA

         Azusa, a city of approximately 43,300 residents and its neighboring cities of Covina, West Covina, San Dimas, Glendora, Duarte, Monrovia, Baldwin Park and Irwindale, represents a 12 mile radius rental market area. The General Partners' experience with the 8 facilities they now own and/or operate within a 30 mile radius of this project and their study of this market area demonstrates favorable demographics and population trends necessary to sustain current high occupancy rates.

         The average occupancy rates during 1995 and 1994 were 82% and 84%, respectively. The average rental rates for each of these same years were $477 and $465, respectively. This data is unavailable for the years 1992 and 1993. At March 17, 1996, 139 of the 147 apartments were rented for an occupancy rate of 95%. All rental agreements are on an annual lease with an option to renew on a month-to-month basis at lease expiration.

         COMPETITION

         Existing competition within the primary market area consists of 5 senior apartments with a total capacity of 675 units. Sizes range from 60 to 168 units with average prices of $0.83 to $1.09 per square foot. Villa Azusa units now rent from $0.89 to $1.10 per square foot. Projects in the remainder of the primary market show vacancy rates from 0% to 20.0%.

PROMISSORY NOTES RESULTING FROM THE SALE OF HERITAGE POINTE CLAREMONT

         HERITAGE POINT CLAREMONT PARTNERS, L.P. ("HPCP")

         Effective January 14, 1992, the Registrant became a 50% co-general partner with UHSI which owned a 12.5% interest, and Messrs. Costa and Huskey, each of whom owned 18.5% of the Partnership as limited partners. The partners contributed cash and all of their rights in several contracts to purchase, finance and develop a senior apartment complex in Claremont, California. Among the operating contracts was a Disposition and Development Agreement with the City of Claremont and its Redevelopment Agency, pursuant to which HPCP proceeded to develop plans for the project. Early in 1993, as explained above, Messrs. Costa and Huskey sold and assigned their entire interests and that of UHSI which they had previously acquired to the Registrant.

         ACQUISITION

         HPCP purchased an undeveloped portion of land in Claremont, California from the Claremont Redevelopment Agency for $1,300,000 on October 5, 1992, and obtained a construction loan agreement from a commercial lender in 1992 for $5,600,000. With the loan proceeds, HPCP built a 154 unit senior apartment complex with final construction completed in November, 1993. HPCP received its certificate of occupancy in November of 1993 and opened in December of 1993.
In its 1993 Pacific Coast Builders Conference, an industry association covering the 14 western states presented "Golden Nugget" awards (its highest category) to Heritage Pointe Claremont in two categories, (i) best senior housing development; and (ii) best attached affordable housing development.

         SALE OF PROJECT, RECEIPT OF NOTES

         On May 31, 1993, Michael Costa and John Husky sold their partnership interests in HPCP to the Registrant (See above in this ITEM 2 "SENIOR APARTMENTS, GENERAL.") Then, in September 1993, the Registrant contracted to sell the project to Claremont Senior Partners ("CSP") for $12,281,900. The managing general partner of the Registrant (ARVAL) is the Special Limited Partner of CSP. The transaction closed on December 30, 1993. CSP assumed the balance of the construction loan of $4,852,216 (although the Registrant remained fully liable for the loan) and the Registrant had taken back two notes receivable to finance the sale.

         In September 1994, CSP obtained permanent financing, the proceeds of which were primarily utilized to pay off the existing balance on the construction loan, and a portion of the existing balance on the construction loan, and a portion of the existing principal and interest on the Partnership's related promissory notes. As a result, both promissory notes were amended and the combined balance due was reduced to $6,076,110 (eliminating the portion related to the construction loan). The notes bear interest at 8% and the outstanding balance and interest are payable from excess cash flows as defined in the CSP partnership agreement. Additionally, these notes continue to be secured by certain CSP partners' interests in CSP and are due January 25, 2010.

         In January 1995, CSP paid $1,145,000 to the Partnership as principal and interest reductions of the promissory notes. This transaction has not been treated as a completed sale for accounting purposes under the requirements of Financial Accounting Standards Board 66; however, the sale is considered consummated. Accordingly, the property is reported as property under contract for sale, the buyer's down payment and payments on the promissory notes are reflected as deposits under contract for sale and the promissory notes are not recorded in the accompanying consolidated balance sheet.


ITEM 3.  LEGAL PROCEEDINGS

                 There are various legal proceedings pending to which the Registrant is a party, or to which some of its properties are subject, arising in the normal course of business. The Registrant does not believe the ultimate resolution of those proceedings will have a material adverse affect on the Registrant's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 No matters were submitted to Unit Holders in the fourth quarter of the fiscal year.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                 There is no established public trading market for the Registrant's securities. In January and March of 1993, the Registrant repurchased and retired ten units and three units, respectively.

                 As of December 31 1995, there were approximately 1,753 Unit Holders of record owning 18,665 units. For the years ended December 31, 1995 and 1994, the Registrant made distributions of $15.03 per unit and $150.71 per unit, respectively, all of which represented return of capital to the Unit Holders.


ITEM 6.  SELECTED FINANCIAL DATA

                 The following table represents financial data for each of the last five fiscal years. Certain of this financial data has been derived from the Registrant's audited financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with "Management's Discussion and Analysis of Financial Condition Results of Operations" at Item 7. This table is not covered by the Independent Auditors' Report.


                                           1995         1994           1993           1992            1991
                                           ----         ----           ----           ----            ----
 Revenues                             $6,094,393    $6,135,686     $5,381,887     $3,694,105      $3,046,222

 Net Income (Loss)                      (463,866)     (698,503)      (775,288)        80,316        (167,212)
 Net Income (Loss) (per weighted
 average Limited Partner Units           (24.62)       (37.07)        (41.15)          5.04          (17.47)
 outstanding)

 Total Assets                         32,794,370    34,794,199     35,377,634     29,294,360      13,101,150

 Partners' Capital                     8,307,139     9,054,092     12,592,045     14,027,477       9,349,120

 Long Term Debt                       20,746,167    21,279,251     19,660,933     14,303,352       2,787,853

 Distributions of Earnings                 -0-           -0-            -0-            5.04            -0-


 Distributions - Return of Capital        15.03        150.71          34.45          55.39           66.56

 Total Distributions (per weighted        15.03        150.71          34.45          60.43           66.56
 average Limited Partner units
 outstanding)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY

         The General Partners expect that the cash to be generated from operations of all the Registrant's properties will be adequate to pay operating expenses and provide distributions to the Partners. On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During 1995, net cash provided by operating activities was approximately $906,000 compared to $835,000 and $598,000 for the years ended 1994 and 1993, respectively.

         During 1995, the Registrant provided net cash in investing activities of $755,000 compared to net cash provided of $1,166,000 and net cash used of $6,231,000 for the years ended 1994 and 1993, respectively. The Registrant's investing activities consisted of capital improvements made on its five properties, construction costs for the property under construction and deposits received on the property under contract for sale.

         During 1995, the Registrant used net cash in financing activities of $2,670,000 compared to net cash used of $1,112,000 and net cash provided of $3,620,000 for years ended 1994 and 1993, respectively. The Registrant's financing activities consisted of borrowings or repayments on notes payable and lines of credit, construction loan draws and distributions made to partners.

         The General Partners are not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. The General Partners believe that if the inflation rate increases they will be able to pass the subsequent increases in operating expenses onto the residents at the properties by way of higher rental and assisted living rates. The Registrant has long term debt of approximately $20,746,000 as of December 31, 1995. Of this amount, $72,000 is due by December 1, 2000, $4,886,000 is due by January 1, 2007, $3,067,000 is due by February 1,
2017, $4,315,000 is due by November 1, 2017, $3,932,000 is due by February 1,
2019, and $4,474,000 is due by January 1, 2025.

         CAPITAL RESOURCES

         The Registrant contemplates spending approximately $150,000 for capital expenditures during 1996 for physical improvements at its five projects. The funds for these improvements should be available from operations.

         There are no known material trends, favorable or unfavorable, in the Registrant's capital resources, and there is no expected change in the mix of such resources.

         RESULTS OF OPERATIONS

         Revenue and expenses for the year ended December 31, 1995, 1994 and 1993 includes rental income and assisted living revenue from 5 facilities, interest earned on cash balances and other revenue. In 1995, the Registrant's rental revenues decreased over the prior year due to lower aggregate occupancy levels. In 1994, the Registrant's rental revenues increased over the prior year due to higher aggregate occupancy levels and rental rates. Total revenues for the year ended December 31, 1995, were $6,094,000 compared to $6,136,000 and $5,382,000 for the years ended December 31, 1994 and December 31, 1993, respectively. Revenues decreased by 1% from 1994 to 1995 and increased by 14% from 1993 to 1994.

         The largest component of revenue, rent, decreased by less than 1% from 1994 to 1995 and increased by 11% from 1993 to 1994. The decrease in rent in 1995 was due to a decrease of 2% in occupancy. The increase in 1994 was due to the acquisitions of senior apartment complexes and the impact of a full year of operations of certain facilities opened during the previous year.

         Revenue from assisted living income decreased 5% from 1994 to 1995 and decreased less than 1% from 1993 to 1994. Assisted living income decreased from 1994 to 1995 and from 1993 to 1994 due to decreases in the number of residents on the assisted living program.

         Interest and other revenue decreased slightly from 1994 to 1995 and increased significantly from 1993 to 1994 due to interest earned on the notes receivable held in conjunction with the sale of HPCP. Grant income was recognized in 1993 and 1995 due to grants from the City of Ontario and the City of Azusa in conjunction with the affordable housing subsidy agreement between the Registrant and the city.

         Sources of revenue for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                               1995                       1994                        1993
                                               ----                       ----                        ----
 Rent                                    $5,130,206                 $5,154,273                  $4,646,321

 Assisted Living                            344,190                    364,178                     366,594
 Interest                                   499,646                    530,175                      30,275

 Grants                                      40,686                        -0-                     285,693

 Other                                       79,665                     87,060                      53,004
                                             ------                     ------                      ------

 Total Revenue                           $6,094,393                 $6,135,686                  $5,381,887
                                         ==========                 ==========                  ==========


         Total costs and expenses for the years ended 1995, 1994 and 1993 were $6,558,000,$6,834,000 and $6,157,000, respectively.

         The largest component of expenses, rental property operations, consist primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operating expenses decreased by 3% from 1994 to 1995 and increased by 9% from 1993 to 1994. The increase or decrease in rental property operating expenses is primarily due to the increase or decrease in aggregate occupancy levels, certain payroll expenses, safety bonuses, and property management fees.

         Assisted living expenses consist primarily of the related payroll expense. Assisted living expenses decreased by 20% from 1994 to 1995 and were essentially unchanged from 1993 to 1994. Assisted living expenses decreased as a result of the decrease in the related staff providing assisted living services. The decrease corresponds with the decrease in assisted living revenue.

         General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services. General and administrative expenses decreased by 6% from 1994 to 1995 and increased by 17% from 1993 to 1994. The decrease in 1995 was due to the elimination of marketing commissions by the registrant. The increase in 1994 is due to the acquisition of senior apartments and the impact of a full year of operations.

         Depreciation and amortization decreased by 4% from 1994 to 1995 and decreased by 15% from 1993 to 1994. Depreciation and amortization decreased due to a portion of fixed assets becoming fully depreciated.

         Property taxes increased by 2% from 1994 to 1995 and by 5% from 1993 to 1994. The increase is due to the increase in assessed values of the properties.

         Interest expense decreased by 4% from 1994 to 1995 and increased by 42% from 1993 to 1994. The decrease in interest from 1994 to 1995 is due to the decrease in the principal balance outstanding on the line of credit. The increase in interest expense from 1993 to 1994 is primarily due to the interest on the construction and permanent loans related to HPCP and CSP.

         Selected costs and expenses for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                       1995                    1994                   1993
                                                       ----                    ----                   ----
 Rental Property Operations                      $2,496,606              $2,585,519             $2,363,824

 Assisted Living                                    168,387                 209,417                211,979

 General and Administrative                         401,645                 428,890                366,050

 Depreciation and Amortization                    1,253,845               1,305,284              1,539,040

 Property Taxes                                     332,849                 269,740                257,907

 Interest                                         1,868,250               1,949,480              1,368,180

FUTURE CASH DISTRIBUTIONS

The General Partners believe that the Registrant's ability to make cash distributions to limited partners depends on factors such as:

         (i) Development and financing costs associated with the Camarillo site.

         (ii) The Registrant's ability to rent the available units and maintain high occupancies.

         (iii) The Registrant's ability to control both operating and administrative expenses.

         (iv)    The Registrant's ability to maintain adequate working capital.

         (v) The absence of any losses from uninsured property damage (e.g., earthquakes) or future litigation.

         (vi) The Registrant's ability to generate proceeds from the sales of its properties.

         During fiscal 1994, the Registrant declared a $1,885,503 special distribution as a result of the sale of HPCP.

         NEW ACCOUNTING PRONOUNCEMENTS

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS No.121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires the Registrant to prepare an assessment of certain long-lived assets, including many intangible assets, for possible impairment when events or circumstances indicate the carrying amounts of these assets may not be recoverable. The Registrant adopted this new pronouncement in fiscal without impact to its financial statements.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements and the Report of Independent Auditors are listed at Item 14 and are included beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INDIVIDUAL GENERAL PARTNERS OF THE REGISTRANT

         GARY L. DAVIDSON. Mr. Davidson, age 61, an attorney, received his Bachelor's Degree in 1958 and his Juris Doctor Degree in 1961 from the University of California at Los Angeles. Mr. Davidson has practiced law in Orange County since 1962. During his professional career, he has been active in numerous business and professional sports ventures. In 1979, with Mr. Booty and others, he founded the predecessor to ARVAL. Mr. Davidson serves as a Director and Chairman of the Board of ARVAL.

         JOHN A. BOOTY. Mr. Booty, age 57, is a graduate of the University of California at Berkeley, from which he also holds a Master's Degree in Business Administration. Mr. Booty was with Ford Motor Company Aeronutronics, Development Research Associates and Booz Allen and Hamilton, of which Mr. Booty was a Vice President. In 1979, with Mr. Davidson and others, he founded
California Retirement Villas Corporation which merged into ARVAL.   Mr. Booty
serves as a Director and President of ARVAL.

         DAVID P. COLLINS. Mr. Collins, age 58, received his Bachelor's Degree from St. Anselm College, Manchester, New Hampshire in 1960. His first association with the ARVAL occurred in 1982. Mr. Collins is a registered principal with the National Association of Securities Dealers, Inc., and from its formation in December 1985, has been President of ARV Capital Corporation. Mr. Collins is a member and former Chairman of the Board of the Orange County Chapter of the International Association for Financial Planners. For many years, Mr. Collins was active in the field of international finance, mostly in the Middle East, and in 1971, was a founder of the World Trade Center Association of Orange County. Mr. Collins is a Director and Senior Executive Vice President of ARVAL and President of ARV Capital Corporation.

         JOHN S. JASON, 60, graduated from the University of Indiana with a degree in Business Administration. He was associated with KPMG Peat Marwick LLP for 6 years. In 1979, with Messrs. Booty, Davidson and Rota, he founded the predecessor to ARVAL. In February 1993, Mr. Jason retired from active service with ARVAL and retired from his positions as a Director and as Executive Vice President of ARVAL. Mr. Jason is currently retired and not gainfully employed.

         TONY ROTA, 67, is a licensed real estate broker, and has been active in real estate investments since 1958. In 1979, with Messrs. Booty, Davidson and Jason, he founded the predecessor to ARVAL. In November 1992, Mr. Rota retired from active service with ARVAL and retired from his positions as a Director and as Vice President of ARVAL. Mr. Rota is currently retired and not gainfully employed.

EXECUTIVE OFFICERS OF ARV ASSISTED LIVING, INC. ("ARV")

         For a description of Messers. Davidson, Booty and Collins, please see above.

         GRAHAM P. ESPLEY-JONES. Mr. Espley-Jones, age 36, graduated from Pepperdine University with an MBA and from San Diego State University with a
degree in Business Administration.   Mr. Espley-Jones is a Registered
Representative and Financial Principal with the National Association of Securities Dealers ("NASD"). From 1985 to 1988 he served as the Controller for the real estate division of First California Savings Bank. Mr. Espley-Jones joined ARVAL in 1988 and serves as Secretary and Chief Financial Officer.


DIRECTORS OF ARVAL

         For a description of Messers. Davidson, Booty and Collins, please see above.

         R. BRUCE ANDREWS. Mr. Andrews, age 55, has served as President and Chief Executive Officer of Nationwide Health Properties, Inc. (a New York Stock Exchange listed REIT) since September 1989 and a director of that company since October 1989. Mr. Andrews had previously served as a director of American Medical International, Inc., a hospital management company, and served as its Chief Financial Officer from 1970 to 1985 and its Chief Operating Officer in 1985 and 1986. Mr. Andrews is also a director of Alexander Haagen Properties, Inc.

         MAURICE J. DEWALD. Mr. DeWald, age 56, is Chairman and Chief Executive Officer of Verity Financial Group based in Irvine, California. Mr. DeWald founded Verity Financial in 1992 to develop and implement investment opportunities in the U.S. and internationally. Previously, Mr. DeWald had a 30 year career at KPMG Peat Marwick, where he was a Managing Partner and served on its Board of Directors. Mr. DeWald is currently a director of several other firms, including: Tenet Healthcare Corporation, Dai-Ichi Kangyo Bank of California, and Monarch Funds. He is also a trustee of St. John's Hospital and Health Care Foundation and Loyola Marymount University, and serves on the advisory Council of the University of Notre Dame School of Business. Mr DeWald is a Certified Public Accountant.

         JAMES M. PETERS. Mr. Peters, age 60, is the founder of the J. M. Peters Company (an American Stock Exchange listed company), a California-based home building firm operating in 14 western states. Mr. Peters served as President and Chief Executive Officer of the J. M. Peters Company from its inception in 1975 until his retirement in 1992. During his career, Mr. Peters has been responsible for building and marketing more than 12,000 housing units. Mr. Peters serves as a member of the Board of Trustees of the UCLA Foundation.

         JOHN J. RYDZEWSKI. Mr. Rydzewski, age 42, is an investment banker specializing in health care finance. He has been a member of the firm Benedetto, Gartland & Greene, Inc. since 1993. Mr. Rydzewski served as Executive Vice President and Chief Financial Officer in 1992 for Four Winds, Inc., a provider of behavioral health care services. He also served as a Vice President in the health care finance group of Kidder, Peabody & Co. Incorporated from 1986 to 1992. He has served as a director of United Medical Corporation, a diversified health services provider, and Maxim Healthcare Corporation, a behavioral health services provider. Mr.

Rydzewski received a Master of Business Administration and a Bachelor of Science Degree from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.



ITEM 11.         EXECUTIVE COMPENSATION

                 The following table summarizes the General Partners' potential compensation and the compensation which the General Partners are earning.



 Acquisition Fees                  A property acquisition fee of 2% of Gross
 (ARV Assisted Living, Inc.)       Offering Proceeds to be paid for services
                                   in connection with the selection and purchase of Projects and related negotiations. In addition, a development, processing and renovation fee of 3.5% of Gross Offering
                                   Proceeds to be paid for services in
                                   connection with negotiations for or the
                                   renovation or improvement of existing
                                   facilities and the development, processing or construction of Projects developed by the Registrant. There were -0- property acquisitions, development, processing and renovation fees for the years ending December
                                   31, 1995, 1994, and 1993.

 Rent-Up and Staff                 Rent-up and staff training fees of 4.5% of
 Training Fees                     the Gross Offering Proceeds allocated to
 (ARV Assisted Living, Inc.)       each specific acquired or developed Project.
                                   Such fees will be paid for services in
                                   connection with the opening and initial
                                   operations of the Projects including, without limitation, design and implementation of the advertising, direct solicitation and other campaigns to attract residents and the initial hiring and training of managers, food service specialists, activities directors and other personnel employed in the individual facilities. There were -0- rent-up and staff training fees for the years ending December
                                   31, 1995, 1994 and 1993.

 Property Management Fees          A property management fee of 5% of gross
 (ARV Assisted Living, Inc.)       revenues paid for managerial services
                                   including general supervision, hiring of onsite management personnel employed by the Registrant, renting of units, installation and provision of food service, maintenance, and other operations. Property management fees for the years ending December 31, 1995, 1994 and 1993 were $280,188, $325,674, and
                                   $254,809, respectively.

 Partnership Management Fees       A fixed partnership management fee of 10% of
 (ARV Assisted Living, Inc.)       cash flow before distributions is paid for
                                   implementing the Partnership business plan, supervising and management of Partnership affairs including general administration, coordination of legal, audit, tax, and insurance matters. Partnership management fees for the years ending December 31, 1995, 1994, and 1993 were $91,644, $88,414, and
                                   $55,659, respectively.

 Sale of Partnership               The Limited Partnership Agreement neither
 Projects                          permits nor prohibits payment or
 (General Partners)                compensation in the form of real estate
                                   commissions to the General Partners or its Affiliates which is subordinated to a return to Limited Partners of their capital contributions plus an 8% per annum, cumulative, but not compounded, return thereon from all sources, including prior distribution of cash flow. Any such compensation shall not exceed 3% of the gross sales price or 50% of the standard real estate brokerage commission, whichever is less. In fiscal 1995 and 1994, the Registrant paid the General Partner a selling commission of $-0- and $387,760, respectively.

 Subordinated Incentive            15% of Proceeds of Sale or Refinancing
 Compensation                      subordinated to a return of Initial
 (ARV Assisted Living, Inc.)       Capital Contributions plus accumulative,
                                   but not compounded return on capital
                                   contributions varying from 8% to 10% per annum.

 Partnership Interest              1% of all items of capital, profit or loss,
 (General Partners)                and liquidating Distributions, subject to a
                                   capital account adjustment.


 Reimbursed Expenses &             General Partners may receive fees for
 Credit Enhancement                personal guarantees of loans made to the
 (General Partners)                Registrant. All Registrant's expenses shall
                                   be billed directly to and paid by the
                                   Registrant.  General Partners may be
                                   reimbursed for the actual cost of goods and materials obtained from unaffiliated entities and used for or by the Registrant. The
                                   Managing Partner will be reimbursed for
                                   administrative services necessary to the prudent operation of Registrant, provided that such reimbursement is at the lower of its actual cost or the amount which the Registrant would be required to pay to independent parties for comparable administrative services in the same geographic location. The total reimbursements to ARVAL amounted to
                                   $1,226,983, $1,372,587, and $1,550,704 for
                                   the years ending December 31, 1995, 1994 and 1993, respectively.

 Finder Fees                       General Partners received finders fees in
 (ARV Assisted Living, Inc.)       conjunction with obtaining grants for the
                                   rehabilitation of Cedar Villas and Villa
                                   Azusa. The finders fees amount to 10% of the total grant money received by the Registrant.
                                   Finder fees for the years ending December 31, 1995, 1994 and 1993 were $-0-. $50,000 and
                                   $100,000 respectively.

 Indemnity Fees                    The General Partners received $96,000 for
 (General Partners)                indemnifying and holding UHSI, holding
                                   UHSI, Costa and Husky harmless from any
                                   liabilities as a result of the Registrant's buy out of them. Indemnity fees for the years ending December 31, 1995, 1994 and 1993 were
                                   $-0-, $-0- and $96,000, respectively.


SEE FOOTNOTE 3 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (TRANSACTIONS WITH AFFILIATES).



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Other than the compensation earned by the General Partners, as set out under ITEM 11 above, no General Partner or Affiliate receives any direct or indirect compensation from the Registrant. For example, the Managing Partner receives a management fee of 5% of Gross Revenues. Because these fees are payable without regard to whether particular facilities are generating Cash Flow or otherwise benefitting the Registrant, a conflict of interest could arise in that it might be to the advantage of the General Partners that a facility be retained or re- financed rather than sold. On the other hand, an Affiliate of the General Partners may earn a real estate commission on sale of a property, creating incentive to sell what might be a profitable property.

         The General Partners have authority to invest the Registrant's funds in properties or entities in which they, or any affiliate have an interest, provided the Registrant acquires a controlling interest. In any such investment, duplicate property management or other fees will not be permitted. The General Partners or Affiliates may, however, purchase property in their own names and temporarily hold title to facilitate acquisition for the Registrant, provided that such property is purchased by the Registrant at cost (including acquisition, closing and carrying costs). The General Partners will not commingle Registrant's funds with those of any other person or entity.

         Conflicts of interest will exist to the extent that facilities owned or operated compete, or are in a position to compete for residents, general managers or key employees with assisted living facilities owned or operated by the General Partners and Affiliates in the same geographic area. The General Partners will seek to reduce any such conflicts by offering such persons their choice of residence or employment on comparable terms in any facility.

         The personnel working at each facility are employed by the Registrant's managing partner, ARVAL. ARVAL pays payroll and retirement benefit expenses on the Registrant's behalf and is subsequently reimbursed by the Registrant. The retirement benefit expense consists of contributions made to an employee stock ownership plan ("ESOP"). Effective April 1, 1991, ARVAL approved an ESOP to enable all eligible employees of ARVAL and its affiliates to own common stock in ARVAL. The last contribution made to the ESOP ws on March 31, 1995. The General Partners are currently considering whether or not to continue making contributions to the ESOP.

         Further conflicts may exist if and to the extent that other affiliated owners of assisted living facilities seek to refinance or sell at the same time as the Registrant. The General Partners will seek to reduce any such conflicts by making prospective purchasers aware of all properties available for sale.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

                 (a)      The following documents are filed as a part of this
                          Report:

                             (i)  Independent Auditors' Report.

                            (ii) Consolidated Balance Sheets - December 31, 1995 and 1994.

                           (iii) Consolidated Statements of Operations - Years ended December 31, 1995, 1994 and 1993.

                            (iv)  Consolidated Statements of Partners' Capital
                                  - Years ended December 31, 1995, 1994 and
                                  1993.

                             (v) Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993.

                            (vi)  Notes to Consolidated Financial Statements.

                           (vii) Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation and Amortization - December 31, 1995.

                 (b) Reports on Form 8-K. The registrant did not file any 8-K reports during the last quarter of 1995.

                 (c)      Exhibit 27 - Financial Data Schedule

                          AMERICAN RETIREMENT VILLAS
                          PROPERTIES III, L.P.
                          (A California Limited Partnership)
                          Annual Report - Form 10-K
                          Consolidated Financial Statements and Schedule Items 8 and 14(a)
                          (With Independent Auditors' Report Thereon)

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                           Annual Report - Form 10-K
                               Items 8 and 14(a)

            Index to Consolidated Financial Statements and Schedule


                                                                                                    Page
                                                                                                    ----
Independent Auditors' Report                                                                         F-3

Consolidated Balance Sheets - December 31, 1995 and 1994                                             F-4

Consolidated Statements of Operations - Years ended December 31,  1995, 1994  and 1993               F-5

Consolidated Statements of Partners' Capital - Years ended December 31, 1995, 1994 and 1993          F-6

Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994
    and 1993                                                                                         F-7

Notes to Consolidated Financial Statements                                                           F-8

Schedule
- --------

Real Estate and Related Accumulated Depreciation and
    Amortization - December 31, 1995                                                           Schedule III

All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT


To ARV Assisted Living, Inc. as the Managing General Partner of
  American Retirement Villas Properties III, L.P.:

We have audited the consolidated financial statements of American Retirement Villas Properties III, L.P., a California limited partnership, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Villas Properties III, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                KPMG Peat Marwick LLP

Orange County, California
March 29, 1996, except note 5,
  which is as of April 16, 1996.

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)


                          Consolidated Balance Sheets
                           December 31, 1995 and 1994

                           ASSETS                                           1995               1994
                                                                       -------------       -----------
Properties, at cost (notes 4, 5 and 6):
      Land                                                             $   4,667,143         4,667,143
      Building and improvements, less accumulated depreciation
      of $2,657,624 in 1995 and $1,944,328  in 1994                       18,237,426        18,624,608
      Furniture, fixtures and equipment, less accumulated
             depreciation of $762,014 in 1995 and $758,764  in 1994          393,988           460,309
                                                                       -------------       -----------
                     Net properties                                       23,298,557        23,752,060

Property under contract for sale (notes 4 and 5)                           8,500,359         8,787,638
Cash                                                                         477,705         1,485,516
Restricted cash (note 5)                                                     130,178           250,000
Amounts receivable from affiliate (note 3)                                       --             46,800
Pre-opening costs, less accumulated amortization of $286,934
             in 1995 and 1994 (note 3)                                       154,814           154,814
Loan fees, less accumulated amortization of $105,172 in 1995
      and $69,520 in 1994                                                    140,665           175,655
Other assets                                                                  92,092           141,716
                                                                       -------------       -----------
                                                                       $  32,794,370        34,794,199
                                                                       =============       ===========
                   LIABILITIES AND PARTNERS' CAPITAL

Notes payable (notes 4 and 5)                                          $  16,272,463        16,779,251
Loan secured by property under contract for sale (notes 4 and 5)           4,473,704         4,500,000
Deposits under contract for sale (note 4)                                  2,968,562         1,759,457
Accounts payable and accrued expenses                                        472,473           485,649
Amounts payable to affiliates (note 3)                                       113,338           102,456
Distributions payable to Partners (note 2)                                   186,691         2,113,294
                                                                       -------------       -----------
                     Total liabilities                                    24,487,231        25,740,107
                                                                       -------------       -----------
Partners' capital (deficit) (notes 2 and 3):
      General partners                                                      (75,682)          (68,212)
      Limited partners, 18,652 units outstanding at December 31,
             1995 and 1994, respectively                                   8,382,821         9,122,304
                                                                       -------------       -----------
                     Total partners' capital                               8,307,139         9,054,092

Commitments and contingencies (notes 5 and 6)
                                                                       $  32,794,370      $ 34,794,199
                                                                       =============       ===========



See accompanying notes to consolidated financial statements.

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)


                     Consolidated Statements of Operations
                  Years ended December 31, 1995, 1994 and 1993



                                                      1995                1994                1993
                                                  -----------           ---------          ---------
Revenues:
    Rent                                          $ 5,130,206           5,154,273          4,646,321
    Assisted living                                   344,190             364,178            366,594
    Interest                                          499,646             530,175             30,275
    Grants (note 6)                                    40,686                 --             285,693
    Other                                              79,665              87,060             53,004
                                                  -----------           ---------          ---------
                     Total revenues                 6,094,393           6,135,686          5,381,887
                                                  -----------           ---------          ---------
Costs and expenses:
    Rental property operations (including
           $1,285,322, $1,349,475 and
           $1,487,310 related to affiliates
           in 1995, 1994 and 1993,
           respectively)(note 3)                    2,496,606           2,585,519          2,363,824
    Assisted living (all related to affiliates)
           (note 3)                                   168,387             209,417            211,979
    Depreciation and amortization                   1,253,845           1,305,284          1,539,040
    Interest (note 5)                               1,868,250           1,949,480          1,368,180
    General and administrative (including
           $145,106, $227,783 and $161,883
           related to affiliates in 1995, 1994 and
           1993, respectively) (note 3)               401,645             428,890            366,050
    Property taxes                                    332,849             269,740            257,907
    Advertising                                        40,600              68,528             46,603
    Minority interest in operations (note 4)          (3,923)              17,331              3,592
                                                  -----------           ---------          ---------
                     Total costs and expenses       6,558,259           6,834,189          6,157,175
                                                  -----------           ---------          ---------
Net loss                                          $  (463,866)           (698,503)          (775,288)
                                                  ===========           =========          =========
Net loss per limited partner unit                 $    (24.62)             (37.07)            (41.15)
                                                  ===========           =========          =========


See  accompanying notes to consolidated financial statements.

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)


                  Consolidated Statements of Partners' Capital
                  Years ended December 31, 1995, 1994 and 1993


                                                                                         TOTAL
                                                  GENERAL            LIMITED           PARTNERS'
                                                 PARTNERS           PARTNERS            CAPITAL
                                               ------------        ----------         ----------
Balance (deficit) at December 31,1992          $    (18,590)       14,046,067         14,027,477


Units repurchased (note 2)                              --            (11,050)           (11,050)

Distributions to partners ($34.45 per limited
      partner unit)                                  (6,491)         (642,603)          (649,094)

Net loss                                             (7,753)         (767,535)          (775,288)
                                               ------------        ----------         ----------
Balance (deficit) at December 31, 1993              (32,834)       12,624,879         12,592,045


Distributions to partners ($150.71 per limited
      partner unit)                                 (28,393)       (2,811,057)        (2,839,450)


Net loss                                             (6,985)         (691,518)          (698,503)
                                               ------------        ----------         ----------
Balance (deficit) at December 31, 1994              (68,212)        9,122,304          9,054,092

Distributions to partners ($15.03 per limited
      partner unit)                                  (2,832)         (280,255)          (283,087)

Net loss                                             (4,638)         (459,228)          (463,866)
                                               ------------        ----------         ----------
Balance (deficit) at December 31, 1995         $    (75,682)        8,382,821          8,307,139
                                               ============        ==========         ==========



See accompanying notes to consolidated financial statements.

                   AMERICAN RETIREMENT VILLAS PROPERTIES III
                       (A California Limited Partnership)


                     Consolidated Statements of Cash Flows
                  Years ended December 31, 1995, 1994 and 1993

                                                                    1995              1994              1993
                                                                -----------      ------------      ------------
Cash flows from operating activities:
      Net loss                                                  $  (463,866)         (698,503)         (775,288)
      Adjustment to reconcile net loss to net cash
             provided by (used in) operating activities:
               Depreciation and amortization                      1,253,845         1,305,284         1,539,040
      Change in assets and liabilities:
             Increase in organization costs                              --                --           (10,205)
             (Increase) decrease in loan fees                          (662)            1,000          (156,903)
             Decrease in restricted cash                            119,822                --                --
             (Increase) decrease in other assets                       (376)          198,601          (175,681)
             Increase in accounts payable and
               accrued expenses                                     (13,176)             (489)          (35,974)
             Decrease in amounts payable to affiliates               10,882            29,214           212,777
                                                                -----------      ------------      ------------
                     Net cash provided by operating
                       activities                                   906,469           835,107           597,766
                                                                -----------      ------------      ------------
Cash flows from investing activities:
      Acquisitions of properties                                         --                --        (1,275,816)
      Improvements/construction on land and building               (276,114)         (157,491)       (4,807,834)
      Additions to furniture, fixtures and equipment, net          (153,488)          (83,574)         (147,297)
      Payment of real estate commission                                  --          (387,760)               --
      Deposit on property under contract for sale                 1,185,000         1,795,000                --
                                                                -----------      ------------      ------------
                     Net cash provided by (used in)
                       investing activities                         755,398         1,166,175        (6,230,947)
                                                                -----------      ------------      ------------
Cash flows from financing activities:
      Decrease in amounts receivable from affiliate                  46,800           209,168           689,439
      Proceeds from notes payable                                    66,125           200,000                --
      Principal repayments on notes payable                        (222,913)         (454,466)         (648,924)
      Draws on construction loan                                         --                --         3,962,064
      Borrowings on line-of-credit agreement                             --           300,000           680,000
      Repayments on line-of-credit agreement                       (350,000)         (450,000)         (380,000)
      Repurchase of partnership units                                    --                --           (11,050)
      Distributions paid                                         (2,209,690)         (916,432)         (671,315)
                                                                -----------      ------------      ------------

                     Net cash provided by (used in)
                       financing activities                      (2,669,678)       (1,111,730)        3,620,214
                                                                -----------      ------------      ------------

Net increase (decrease) in cash and cash equivalents             (1,007,811)          889,552        (2,012,967)


Cash at beginning of year                                         1,485,516           595,964         2,608,931
                                                                -----------      ------------      ------------
Cash at end of year                                             $   477,705         1,485,516           595,964
                                                                ===========      ============      ============
Supplemental schedule of cash flow information - cash
      paid during the year for interest (net of capitalized
      interest of $0, $50,498 and $149,720 in 1995, 1994
      and 1993, respectively)                                   $ 1,869,923         1,947,807         1,315,445
                                                                ===========      ============      ============
Assumption of notes payable in the acquisition of
properties                                                      $        --                --         3,229,289
                                                                ===========      ============      ============


          See accompanying notes to consolidated financial statements.

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1995 and 1994

(1)      Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements of American Retirement Villas Properties III, L.P. (the Partnership) include the accounts of the Partnership, ARVP III/Bradford Square, L.P. (ARVP III/BS), Heritage Pointe Ontario Partners, L.P. (HPOP), Heritage Pointe Pomona Partners, L.P. (HPPP) and Heritage Pointe Claremont Partners, L.P. (HPCP), limited partnerships. The Partnership is a 50% general partner in ARVP III/BS and effective in May 1993, became a 100% owner of HPOP, HPPP and HPCP. The Partnership was previously a 50% general partner in HPOP, HPPP and HPCP. All intercompany balances and transactions have been eliminated in consolidation. The Partnership consolidates these limited partnerships since it has a controlling financial interest. Minority interest, which is included in accrued expenses, represents the minority partners' cost to acquire the minority interest adjusted by their proportionate share of subsequent earnings, losses and distributions. During 1993, the Partnership acquired the minority partners' interest in HPOP, HPPP and HPCP. These purchases were accounted for under the purchase method. The impact of these acquisitions, assuming that they had occurred as of January 1, 1993, would not be material to the consolidated net income (loss) or net income (loss) per limited partner unit in 1995, 1994 or 1993.

         BASIS OF ACCOUNTING

         The Partnership maintains its records on the accrual method of accounting for financial reporting and Federal and state tax purposes.

         CARRYING VALUE OF REAL ESTATE

         Properties are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of buildings and improvements, furniture, fixtures and equipment, ranging from 3 to approximately 27-1/2 years.

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires the Partnership to adopt the provisions of the new statement no later than fiscal 1996. SFAS 121 requires an impairment loss to be recorded as a reduction to operating income if the sum of the expected undiscounted cash flows derived from an asset is less than the asset's carrying value. The Partnership adopted SFAS 121 in fiscal year 1994 without any impact on the consolidated financial statements.

         ORGANIZATION COSTS

         Costs related to the organization of the Partnership were amortized using the straight-line method over a period of five years. The costs were fully amortized at December 31, 1995.

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued


         PRE-OPENING COSTS

         Costs such as fees paid for employee training, rent-up and other related costs incurred prior to the opening of a retirement facility are deferred and amortized using the straight-line method over a period of one year.

         LOAN FEES

         Amortization of loan fees is computed using the interest method over the term of the respective note payable.

         RENTAL INCOME

         Rent agreements with tenants are on a month-to-month basis. Advance deposits are applied to the first month's rent.

         INCOME TAXES

         Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. For tax purposes, any income or losses realized are those of the individual partners, not the Partnership.

         The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership received an opinion of counsel as to its tax status prior to its effectiveness for the offering of limited partnership units, but such opinion is not binding upon the Internal Revenue Service.

         Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles (GAAP) and for Federal income tax reporting purposes at December 31:


                                                 1995                                     1994
                               --------------------------------------        ----------------------------------
                                GAAP BASIS              TAX BASIS (1)        GAAP BASIS           TAX BASIS (1)
                               -------------            -------------        ----------           -------------
         Total assets          $  32,794,370            31,467,268           34,794,199           32,306,931

         Total liabilities        24,487,231            17,477,614           25,740,107           14,936,430

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued



      Following are the differences between the financial statement and tax return income:


                                                             1995                  1994                 1993
                                                         ------------            ---------            --------
      Net loss per financial statements                  $   (463,866)            (698,503)           (775,288)
      Guaranteed payments (1)                                 371,832              325,303             470,067
      Depreciation differences on properties (1)              455,568              218,371             105,035
      Amortization differences on intangible assets (1)        53,058               72,945             208,827
      Deferred income (1)                                      (9,812)              15,163            (311,305)
      Capitalized costs (1)                                  (323,579)                                  54,180
      Imputed interest (1)                                        --               178,070                 --
      Interest expense (1)                                        --               239,836                 --
      Interest income (1)                                         --               391,482                 --
      Gain on sale of assets (1)                                  --               360,573                 --
      Other (1)                                               748,963              101,559              97,358
                                                         ------------            ---------            --------
               Total income (loss) per Federal tax
                 return (1)                              $    832,164            1,204,799            (151,126)
                                                         ============            =========            ========

(1)   Unaudited

      NET LOSS PER LIMITED PARTNER UNIT

      Net loss per limited partner unit was based on the weighted average number of limited partner units outstanding of 18,652, 18,652, and 18,653 in 1995, 1994 and 1993, respectively.

      RECLASSIFICATIONS

      Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

(2)   ORGANIZATION AND PARTNERSHIP AGREEMENT

      The Partnership was formed on June 28, 1989 for the purpose of acquiring, developing and operating residential retirement facilities and senior apartment complexes. The term of the Partnership is 60 years and may be dissolved earlier under certain circumstances. The Partnership commenced operations on December 28, 1989 when the minimum number of units (1,250) had been sold.

      Limited partner units (minimum of 2 units per investor for Individual Retirement Accounts, KEOGH'S and pension plans and 5 units for all other investors) were offered for sale to the general public. Each limited partner unit represents a $1,000 capital contribution. The maximum number of units offered totaled 35,000 units. There were 18,665 Limited Partner units sold through the end of the offering in October 1992 which represented a cumulative capital investment of $18,665,000. In January and March of 1993, the Partnership repurchased and effectively retired 10 units for $8,500 and 3 units for $2,550, respectively, from Limited Partners.

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued



      Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions.

      The Managing General Partner is ARV Assisted Living, Inc. (ARVAL), a California corporation, and the individual General Partners are John A. Booty, John S. Jason, Gary L. Davidson, Tony Rota and David P. Collins. The individual General Partners are shareholders of the Managing General Partner. The General Partners are not required to make capital contributions to the Partnership.

      Profits and losses for financial and income tax reporting purposes shall generally be allocated, other than cost recovery deductions (as defined in the Partnership Agreement), 1% to the General Partners and 99% to the Limited Partners. Cost recovery deductions for each year are allocated 1% to the General Partners and 99% to the Limited Partners who are taxable investors.

      Cash available for distribution from operations is to be distributed 1% to the General Partners and 99% to the Limited Partners.

      Upon any sale, refinancing or other disposition of the Partnership's real properties, distributions are to be made 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received an amount equal to 100% of their capital contributions plus an amount ranging from 8% to 10% (depending upon the timing of the Limited Partner's investment) of their capital contributions per annum, cumulative but not compounded, from the date of each Partner's investment. The cumulative return is to be reduced, but not below zero, by the aggregate amount of prior distributions from all sources. Thereafter, distributions are 15% to the General Partners and 85% to the Limited Partners, except that after the sale of the properties, the proceeds of sale of any last remaining assets owned by the Partnership are to be distributed in accordance with positive capital account balances.

(3)   TRANSACTIONS WITH AFFILIATES

      The Partnership has an agreement with ARVAL providing for a property management fee of 5% of gross revenues and a Partnership management fee of 10% of cash flow before distributions, as defined in the Partnership Agreement, amounting to $280,188, $325,674, $254,809 and $91,644,
      $88,414, $55,659 for the years ended December 31, 1995, 1994 and 1993, respectively.

      ARVAL pays certain expenses, such as repairs and maintenance, supplies, payroll and retirement benefit expenses on behalf of the Partnership and is subsequently reimbursed by the Partnership. The retirement benefit expenses of $4,260, $31,201 and $31,383 for the years ended December 31, 1995, 1994 and 1993, respectively, consists of contributions made to an employee stock ownership plan (ESOP). The total reimbursements to ARVAL, including the retirement benefit expense, are included in rental property operations and general and administrative expenses in the accompanying statements of operations and amounted to $1,226,983, $1,372,587 and $1,550,704 for the years ended December 31, 1995, 1994 and 1993, respectively.

      In consideration for services rendered with respect to property acquisitions, the Managing General Partner is paid a property acquisition fee of a maximum of 2% of the gross offering proceeds. In addition, the Managing General Partner is entitled to a development, processing and renovation fee of a maximum of 3.5% of gross offering proceeds allocated to a particular

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued



      project. The Managing General Partner is also entitled to a maximum fee of 4.5% of gross offering proceeds for rent-up and staff training services, which amounted to $549,048 for the

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued



      year ended December 31, 1992. Property acquisition and development, processing and renovation fees amounted to $1,026,594 at December 31, 1992 and were capitalized as part of the cost of the related properties.

      During 1993, the other Co-General Partner in HPOP, HPPP and HPCP assigned its 12.5% interest in the respective partnerships to the two limited partners giving each Limited Partner a 25% interest in each partnership. Subsequently, in May 1994, the Partnership acquired each Limited Partner's interests in the aforementioned partnerships for a total cost of $198,000. An additional payment of $96,000 was made in 1993 to certain General Partners of the Partnership as part of the buyout arrangement to indemnify the limited partners from any future liabilities.

      All organization and offering costs, to the extent such costs, when added to selling commissions, exceeded 15% of gross proceeds as of December 31, 1991 were classified as prepaid syndication costs. During October 1992, the Partnership's offering was closed and the excess of the syndication costs incurred over the 15% maximum of $2,799,802 was required to be reimbursed by the General Partners in accordance with the Partnership Agreement. As of December 31, 1995 and 1994, $0 and $46,800, respectively, is still owed from the General Partners.

      During 1993, the Partnership entered into rehabilitation and affordable housing subsidy agreements with the cities of Azusa and Ontario. In conjunction with obtaining the grants, the Partnership paid ARVAL certain finders fees which have been capitalized as part of the cost of the respective property as all of the available grant monies have been received at December 31, 1995.

      During 1993, the Partnership paid predevelopment costs of $40,500 to an unrelated third party associated with the purchase of a property which was instead purchased by an affiliated partnership. This amount was repaid to the Partnership by ARV Community Builders, a subsidiary of ARVAL, and General Partner of the related partnership, in 1994.

      In connection with the HPCP sales agreement, the Partnership paid the general partner a selling commission of $387,760 in 1994.

      During 1994, the Partnership borrowed $200,000 from an affiliate of the General Partner, the balance of which was subsequently assumed by ARVAL, including accrued interest. The 60-day note bore interest at 10%.

      Amounts payable to affiliate at December 31, 1995 and 1994 includes expense reimbursements and accrued property management and partnership management fees.

(4)   PROPERTIES

      VILLA LAS POSAS

      In December 1989, the Partnership purchased land in Camarillo, California upon which to construct an assisted living facility. The total purchase price of the land plus development costs incurred to date amounted to $2,801,641 at December 31, 1995. The project has not yet been completed due to the lack of outside financing opportunities for assisted living projects through 1995.

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued



      CHANDLER VILLAS

      In September 1990, the Partnership purchased an existing residential retirement facility located in Chandler, Arizona.

      VILLA AZUSA

      On May 26, 1993, the Partnership acquired the operations of an existing assisted living facility. The Partnership purchased the property subject to, but did not formally assume, a loan in favor of a bank. The remainder of the purchase price was paid in cash.

      ARVP III/BRADFORD SQUARE LTD.

      On December 18, 1990, the Partnership entered into a limited partnership, ARVP III/BS, with an unrelated third party, Bradford Square Ltd. Both partners made an initial $1,000 cash contribution. The Partnership is the Managing General Partner and Bradford Square Ltd. is the Limited Partner, each with a 50% interest. Pursuant to the agreement, Bradford Square Ltd. contributed the existing facility (Bradford Square), to ARVP III/BS, and, the Partnership contributed cash. Income and loss is generally allocated to the Managing General Partner and Bradford Square, Ltd. based on their partnership interests.

      Under the limited partnership agreement between the Partnership and Bradford Square Ltd., the Partnership receives a 9% preferred return on 125% of amounts contributed to the partnership. The remaining cash flow from operations is divided equally between the Partnership and Bradford Square Ltd. During 1995, 1994 and 1993, the Partnership received a preferred return of $166,829, $215,087 and $187,510, respectively.

      CEDAR VILLAS

      On August 19, 1992, the Partnership entered into a limited partnership, HPOP, a California limited partnership, with an unrelated third party, Urban Housing Systems, Inc. (UHSI) and its two individual owners. The Partnership and UHSI were Co-General Partners with a 50% and 12.5% partnership interest, respectively, and the individuals were the two Limited Partners each having an 18.75% partnership interest. Income and loss was generally allocated to the partners based on their respective partnership interests. The Partnership made an initial $50,000 cash contribution and the two Limited Partners each contributed $100. On October 1, 1992, HPOP purchased an existing senior apartment facility (Cedar Villas) from an unrelated third party. The purchase price consisted of cash and a loan in favor of a bank collateralized by the property but not formally assumed by the Partnership. During 1993, UHSI assigned its 12.5% interest in HPOP to the two Limited Partners giving each Limited Partner a 25% interest. In May 1993, the Partnership acquired the Limited Partners' interest in HPOP for a nominal amount.

      PACIFIC VILLAS

      On August 19, 1992, the Partnership entered into another limited partnership, HPPP, a California limited partnership, with UHSI and its two individual owners. The Partnership and UHSI were Co-General Partners with a 50% and 12.5% partnership interest, respectively, and the individuals were the two Limited Partners each having an 18.75% partnership interest. Income and loss was generally allocated to the partners based on their respective partnership interests. The

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued



      Partnership made an initial $50,000 cash contribution and the two Limited Partners each contributed $100. On October 1, 1992, HPPP purchased an existing senior apartment facility (Pacific Villas) from an unrelated third party. The purchase price consisted of a note taken back by the seller, a loan in favor of a bank collateralized by the property but not formally assumed by HPPP and the remainder of the purchase price was paid in cash. During 1993, UHSI assigned its 12.5% interest in HPPP to the two Limited Partners giving each Limited Partner a 25% interest. In May 1993, the Partnership acquired the Limited Partners' interest in HPPP for a nominal amount.

      HERITAGE POINTE CLAREMONT

      On January 14, 1992, the Partnership entered into a limited partnership, HPCP, with UHSI and the two individual owners of UHSI. The Partnership and UHSI were Co-General Partners with a 50% and 12.5% partnership interest, respectively, and UHSI's individual owners were the two Limited Partners each having an 18.75% partnership interest. Income and loss was generally allocated to the partners based on their respective partnership interests. On October 5, 1992, HPCP purchased an undeveloped parcel of land in Claremont, California from an unrelated third party and obtained a construction loan, secured by the property, to finance the cost of building a senior apartment facility. During 1993, UHSI assigned its 12.5% interest in HPCP to the two Limited Partners giving each Limited Partner a 25% interest. In May 1993, the Partnership acquired the Limited Partners' interest in HPCP for a nominal amount.

      In December 1993, HPCP transferred title to the partnership's property, valued at $9,074,846, to an affiliated partnership, Claremont Senior Partners, L.P. (CSP) under a sales agreement. Under the terms of the sales agreement, HPCP received two promissory notes and a nominal cash payment amounting to, in total, approximately $12,300,000. Total selling costs associated with this transaction were approximately $420,000.

      The first promissory note accrued interest annually at a rate equal to the U.S. Bank of Oregon's reference rate plus 2%, was due on demand on or before June 30, 1995, and wrapped around the underlying construction loan (the Construction Loan) assumed by the buyer upon transfer of the property. CSP assumed all obligations of HPCP under the Construction Loan and took title to the aforementioned property in 1993. Under the terms of this loan assumption, HPCP remained fully liable for the existing loan balance as a guarantor and was additionally liable and responsible for the repayment of any additional draws on the Construction Loan by CSP. During 1993, CSP additionally drew approximately $880,000 on the Construction Loan and made payments totaling $2,365,000. The second promissory note accrued interest at 8.25% which was payable monthly and was due in December 2008. Both notes were secured by certain CSP partners' interests in CSP under the loan agreement.

      In September 1994, CSP obtained permanent financing of $4,500,000 (the Permanent Loan, secured by deed of trust on Heritage Point Claremont, bearing interest at 9.74% at December 31, 1995 (the bank has the option to adjust the interest to a rate of 2.50% above the 10 year treasury constant maturity yield and in no event shall the interest rate be less than 4% or more than 13.74%); monthly principal and interest installments of $38,629 and all unpaid principal and interest is due on January 1,
      2025), the proceeds of which were primarily utilized to pay off the existing balance on the Construction Loan, and a portion of the existing principal and interest on the Partnership's related promissory notes. As a result, the portion of the first promissory note related to the Construction Loan was eliminated. In January 1995, both promissory notes were

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued



         amended and the combined balance due amounted to $5,097,041 at December 31, 1995. The notes now bear interest at an annual rate of 8%. Interest only is payable on these notes until the limited partner of CSP makes the third capital contribution, which is required only after the CSP property reaches certain occupancy levels. Conditions for payment of the third capital contribution have been met and such payment is anticipated to be received in April 1996. Thereafter, the notes are amortized over 30 years but payment of all of the outstanding balance and interest are payable on January 25, 2010. Further, any payment of these notes can be made only from excess cash flows (as defined in the CSP Partnership Agreement). Additionally, these notes continue to be secured by certain CSP partner's interests in CSP.

         In January 1995, CSP paid $1,145,000 to the Partnership as principal and interest reductions of the promissory notes.

         This transaction has not been treated as a sale for accounting purposes. As per the requirements of Statement of Financial Accounting Standards No. 66 (SFAS 66), "Accounting for Sales of Real Estate," a sufficient investment (as defined) by the buyer of 25% of the sales price has not been made. Accordingly, the property is reported as property under contract for sale, the buyer's down payment and payments on the promissory notes are reflected as deposits under contract for sale and the promissory notes are not recorded in the accompanying consolidated balance sheet.

(5)      NOTES PAYABLE

         At December 31, 1995 and 1994, notes payable included the following:

                                                                    1995                    1994
                                                                    ----                    ----

 Note payable in favor of a bank and not formally assumed by the Partnership, secured by deed of trust on Pacific
    Villas, interest at 2.25% above the eleventh district
    cost of funds (5.059% at December 31, 1995); terms of
    promissory note required full payment of amounts due when
    the property was sold to the Partnership in 1992,
    otherwise monthly principal and interest installments of
    $31,787 and all unpaid principal and interest is due on
    November 1, 2017.                                               $ 4,314,857             4,370,512

 Note payable in favor of a bank and not formally assumed by the Partnership, secured by deed of trust on Cedar
    Villas, interest at 2.25% above the eleventh district
    cost of funds and in no event shall the interest rate be
    less than 8% or more than 14% (8% at December 31, 1995);
    terms of promissory note required full payment of amounts
    due when the property was sold to the Partnership in
    1992, otherwise monthly principal and interest
    installments of $31,124 and all unpaid principal and
    interest is due on February 1, 2019.
                                                                      3,932,421             3,988,838

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued


                                                                   1995                 1994
                                                                   ----                 ----
 Note payable secured by deed of trust on Chandler Villas and guaranteed by the General Partners, interest at 5.25% in
    excess of the seven-year treasury yield (5.56% at
    December 31, 1995); monthly principal and interest
    installments of $27,213 and all unpaid principal and
    interest is due on January 1, 2007.                         $  2,443,031          2,463,585

 Note payable secured by deed of trust on Bradford Square and guaranteed by the General Partners, interest at 5.25% in
    excess of the seven-year treasury yield (5.56% at
    December 31, 1995); monthly principal and interest
    installments of $27,213 and all unpaid principal and
    interest is due on January 1, 2007.                             2,443,013         2,463,585

 Note payable in favor of a bank and not formally assumed by the Partnership, secured by deed of trust on Villa Azusa,
    interest at 2.25% above the monthly eleventh district
    cost of funds (5.059% at December 31, 1995); terms of
    promissory note required full payment of amounts due when
    the property was sold to the Partnership, otherwise
    payable in monthly principal and interest installments of
    $23,769 with all unpaid principal and interest due on
    February 1, 2017.                                               3,066,609         3,130,835

 Revolving line of credit (maximum of $500,000 cash),
    guaranteed by the General Partners, interest at 1.5% in
    excess of the bank's prime rate (8.5% at December 31,
    1995) adjusted periodically; interest only payments
    commencing on October 1, 1994; repaid on January 5, 1995.
                                                                        --              350,000

 Note payable, bearing interest at 9.98%, payable in monthly principal and interest installments of $1,305; all unpaid
    principal and interest due on December 1, 2000; secured
    by equipment.                                                      56,699              --

 Other                                                                 15,833            11,896
                                                                -------------        ----------
                                                                $  16,272,463        16,779,251
                                                                =============        ==========

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued


      The annual principal payments of notes payable, including loan secured by property under contract for sale, as of December 31, 1995 are as follows:

              Year ending December 31:
                 1996                         $ 11,404,453
                 1997                               93,642
                 1998                              103,126
                 1999                              114,324
                 2000                              125,250
                 Thereafter                      8,905,372
                                              ------------

                                              $ 20,746,167
                                              ============

         The notes payable in favor of banks, which the Partnership took subject to but did not formally assume in the purchase of three properties, contain provisions that required payment in full upon the sale of these properties. The Partnership is negotiating or plans to negotiate with the banks to assume these notes under the original payment terms, has made payments on the notes under those terms and believes these notes will not be called by the banks. Until such time as the notes are formally assumed by the Partnership, however, they are considered due on demand and included in amounts due in 1996 in the above schedule of annual principal payments.

         At December 31, 1995, the Partnership is out of compliance with a certain debt covenant relating to the note payable secured by a deed of trust on Bradford Square. The noncompliance resulted from the Partnership's purchase of a van partially financed by a $57,447 lease. As such, the Partnership was out of compliance by $7,447 with a covenant that restricts the assumption of additional debt at $50,000. A waiver of this covenant default was obtained from the lender.

         The $4,500,000 Permanent Loan secured by HPCP is due on January 1, 2025, payable in monthly principal and interest installments of $38,629, bears interest at 9.74% and is secured by the property. The balance at December 31, 1995 was $4,473,704 and is included in the accompanying consolidated balance sheet as "Loan secured by property under contract for sale."

         In connection with certain notes payable, the Partnership was required to maintain two $125,000 irrevocable letters of credit with an independent bank through December 1994, with interest on any amounts disbursed at 2% in excess of the bank's reference rate. After this date, the required balance on each letter of credit was reduced to $62,500. As of December 31, 1995, no amounts were disbursed under either of these letters of credit. These letters of credit are secured by certificates of deposit (included in restricted cash), are guaranteed by the General Partners and expire on March 31, 1996 and automatically renew on that date.

(6)      GRANT INCOME

         During 1993, the Partnership entered into 30-year rehabilitation and affordable housing subsidy agreements with the cities of Azusa and Ontario. In conjunction with the agreements, the Partnership is to receive up to $535,000 and $546,000 as compensation or reimbursement to rehabilitate Villa Azusa and Cedar Villas, respectively, in order to provide low income housing to persons 55 years of age or older. As of December 31, 1995, $513,000 and $546,000 had been

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued


         received from the cities of Azusa and Ontario, respectively, for rehabilitation work performed. Part of the monies received from the cities of Azusa and Ontario, approximately $41,000 and $286,000, respectively, was not required to be used for rehabilitation work on the project and, as such, these fees were recorded as grant income in 1995 and 1993, respectively. In the event that the Partnership defaults on the provisions of the agreement within 15 years, including, but not limited to, eliminating the low income housing status of the apartment facility, the grant money must be returned to the respective city. No default existed at December 31, 1995.

(7)      ESOP

         ARVAL offers an Employee Stock Ownership Plan to all eligible employees which includes the employees of the Partnership. The amount of stock contributed annually to the ESOP is at the discretion of ARVHG. During 1994 and 1993, ARVAL's Board of Directors declared a contribution equal to 3% of their payroll expense. During 1995, ARVAL's Board of Directors declared a contribution in only the first quarter of the year and that contribution approximated 3% of each employee's payroll expense. The Partnership's expense was $4,260, $31,201 and $31,383 for the ESOP (as a reimbursement to ARVAL) in 1995, 1994 and 1993, respectively.

(8)      DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

         Fair value information related to financial instruments is as follows:

                                                      December 31, 1995
                                               ------------------------------
                Financial instrument           Book value          Fair value
                --------------------           ----------          ----------
                                                   (dollars in thousands)
         Cash                                   $  478                 478
         Notes payable                          16,272              16,272
         Loans secured by property under
            contract for sale                    4,474               4,566

         CASH

         The carrying amount for cash approximates fair value because these instruments are demand deposits and do not present unanticipated interest rate or credit concerns.

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued


      NOTES PAYABLE

      For notes payable with variable interest rates, fair value is the amount reported as payable in the financial statements. For notes payable with fixed rates of interest, fair value is estimated using the rates currently offered for bank borrowings with similar terms.

      LOANS SECURED BY PROPERTY UNDER CONTRACT FOR SALE

      The note carries a fixed rate of interest and fair value is estimated using the rates currently offered for bank borrowings with similar terms.

                                  Schedule III
                   AMERICAN RETIREMENT VILLAS PROPERTIES III
                       (A California Limited Partnership)


       Real Estate and Related Accumulated Depreciation and Amortization
                               December 31, 1994

                                                                                          Costs
                                                         Initial cost                  capitalized
                                                 ------------------------------       subsequent to
                                                                   Building and       acquisition or
Description (2)           Encumbrances            Land             improvements        construction
- ---------------           ------------           ------            ------------       --------------
Villa Azusa               $  3,066,609           800,000             3,705,105            166,341
Villa Las Posas               --               1,210,000               571,506          1,020,135
Bradford Square              2,443,013           675,000             2,977,418            221,541
Chandler Villas              2,443,031           300,000             2,901,624            155,666
Cedar Villas                 3,932,421           650,000             4,078,263            236,121
Pacific Villas               4,314,857         1,000,000             4,545,243            348,230
                          ------------         ---------            ----------          ---------
                          $ 16,199,931         4,635,000            18,779,159          2,148,034
                          ============         =========            ==========          =========





                                         Gross amount                  Accumulated
                          ------------------------------------------  depreciation
                                        Building and                       and          Date of        Depreciable
Description (2)              Land       Improvements       Total (1)   Amortization    Acquisition    lives (years)
- ---------------           ---------     ------------       ---------   ------------    -----------    -------------
Villa Azusa                 800,000       3,871,446        4,671,446      359,897          5/93          27-1/2
Villa Las Posas           1,242,143       1,559,498        2,801,641          --          12/89          27-1/2
Bradford Square             675,000       3,198,959        3,873,959      574,596         12/90          27-1/2
Chandler Villas             300,000       3,057,290        3,357,290      597,162          9/90          27-1/2
Cedar Villas                650,000       4,314,384        4,964,384      519,875         10/92          27-1/2
Pacific Villas            1,000,000       4,893,473        5,893,473      606,094         10/92          27-1/2
                          ---------      ----------       ----------    ---------
                          4,667,143      20,895,050       25,562,193    2,657,624
                          =========      ==========       ==========    =========





Following is a summary of investment in properties for the years ended December 31, 1995, 1994 and 1993:

                                                  1995                1994                 1993
                                              -----------          ----------           ----------
 Balance at beginning of year                 $25,236,079          25,078,588           24,361,788
 Acquisitions                                         --                  --             4,983,812
 Improvements/construction                        326,114             157,491            4,807,834
 Transfer of land, Building and
   improvements to property under
   contract for sale                                  --                  --            (9,074,846)
                                              -----------          ----------           ----------
 Balance at end of year                       $25,562,193          25,236,079           25,078,588
                                              ===========          ==========           ==========

(1) Aggregate cost for Federal income tax purposes is $24,957,716 at December 31, 1995.

(2) Schedule excludes property related to Heritage Point
    Claremont, as it is under contract for sale at December
    31, 1995.


Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 1995, 1994 and 1993:

                                             1995           1994             1993
                                        ------------      ---------       ---------
Balance at beginning of year            $  1,944,328      1,234,451         588,799
Additions charged to expense                 713,296        709,877         645,652
                                        ------------      ---------       ---------
Balance at end of year                  $  2,657,624      1,944,328       1,234,451
                                        ============      =========       =========

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         AMERICAN RETIREMENT VILLAS PROPERTIES III,
         A CALIFORNIA LIMITED PARTNERSHIP,
         BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT


         /s/ John A. Booty
         -----------------------------------------------------------------
         By:     John A. Booty, President and Director of ARVAL,
                 Managing General Partner


         /s/ Gary L. Davidson
         -----------------------------------------------------------------
         By: Gary L. Davidson, Chairman of the Board and Director of ARVAL, Managing General Partner


         /s/ Graham P. Espley-Jones
         -----------------------------------------------------------------
         By: Graham P. Espley-Jones, Chief Financial Officer and Secretary of ARVAL, Managing General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                      TITLE                            DATE
        ---------                      -----                            ----
/s/ John A. Booty
- --------------------------        President and                     August 13, 1996
John A. Booty                     Director of ARVAL
                                  Managing General Partner
/s/ Gary L. Davidson
- --------------------------        Chairman of the Board             August 13, 1996
Gary L. Davidson                  and Director of ARVAL
                                  Managing General Partner
/s/ Graham P. Espley-Jones
- --------------------------        Chief Financial Officer           August 13, 1996
Graham  P. Espley-Jones           and Secretary of ARVAL
                                  Managing General Partner