Form 10-Q
period 1996-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 1996-08-14
CIK 853274

===============================================================================


                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ___________


                        COMMISSION FILE NUMBER: 33-30084



                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
- -----------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              CALIFORNIA                                      33-365417
    -------------------------------                     -------------------
    (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


        245 FISCHER AVENUE, D-1
           COSTA MESA, CA                                      92626
    -------------------------------------               ------------------
    ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 751-7400



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes      No  X
                                   -----   -----

===============================================================================

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                   American Retirement Villas Properties III
                       (a California limited partnership)
                                 Balance Sheets
                                  (Unaudited)


                                                                       MARCH 31, 1996          DECEMBER 31, 1995
                                                                       --------------          -----------------
                                                                        (UNAUDITED)               (AUDITED)

ASSETS
Properties, at cost (notes 4, 5 and 6)
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 4,667,143              $ 4,667,143
Buildings and improvements, less accumulated depreciation of
  $2,835,532 in 1996 and $2,657,624 in 1995 . . . . . . . . . .            18,099,891               18,237,426
Furniture, fixtures and equipment, less accumulated
  depreciation of $991,200 in 1996 and $762,014 in 1995 . . . .               390,935                  393,988
                                                                          -----------              -----------
          Net Properties  . . . . . . . . . . . . . . . . . . .            23,157,969               23,298,557
                                                                          -----------              -----------
Property under contract for sale (notes 4 and 5)  . . . . . . .             8,428,557                8,500,359
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .               465,269                  477,705
Restricted cash (note 5)  . . . . . . . . . . . . . . . . . . .               132,393                  130,178
Amounts receivable from affiliate (note 3)  . . . . . . . . . .                26,775                        0
Pre-opening costs, less accumulated amortization of $477,506 in
  1996 and $286,934 in 1995 (note 3)  . . . . . . . . . . . . .               154,814                  154,814
Loan fees, less accumulated amortization of $114,344 in 1996
  and $105,172 in 1995  . . . . . . . . . . . . . . . . . . . .               130,832                  140,665
Other assets (note 3) . . . . . . . . . . . . . . . . . . . . .                56,649                   92,092
                                                                          -----------              -----------
          Total Assets  . . . . . . . . . . . . . . . . . . . .           $32,553,258              $32,794,370
                                                                          ===========              ===========
LIABILITIES AND PARTNERS' CAPITAL
Notes Payable (notes 4 and 5) . . . . . . . . . . . . . . . . .           $16,222,726              $16,272,463
Loan secured by property under contract for sale
  (notes 4 and  5)  . . . . . . . . . . . . . . . . . . . . . .             4,468,940                4,473,704
Deposit under contract for sale (note 4)  . . . . . . . . . . .             2,968,562                2,968,562
Accounts payable and accrued expenses . . . . . . . . . . . . .               524,637                  472,473
Amounts payable to affiliates (note 3)  . . . . . . . . . . . .               125,416                  113,338
Distributions payable to Partners (note 2)  . . . . . . . . . .               517,085                  186,691
                                                                          -----------              -----------
          Total Liabilities . . . . . . . . . . . . . . . . . .            24,827,366               24,487,231
                                                                          ===========              ===========
Partners' capital (deficit) (notes 2 and 3)
  General partners' capital (deficit) . . . . . . . . . . . . .               (81,495)                 (75,682)
  Limited partners' capital   . . . . . . . . . . . . . . . . .             7,807,387                8,382,821
                                                                          -----------              -----------
          Total liabilities and partners' capital . . . . . . .           $32,553,258              $32,794,370
                                                                          ===========              ===========



          See accompanying notes to financial statements (unaudited).

                   American Retirement Villas Properties III
                       (a California limited partnership)
                            Statements of Operations
                                  (Unaudited)



                                                                               FOR THE THREE MONTHS ENDED
                                                                         ---------------------------------------
                                                                          MARCH 31, 1996           MARCH 31, 1995
                                                                          --------------           --------------
Revenues:
Rent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $1,304,643               $1,257,697
Assisted living . . . . . . . . . . . . . . . . . . . . . . . .                 90,226                   92,592
Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .                105,079                  125,943
Grants (note 6) . . . . . . . . . . . . . . . . . . . . . . . .                      0                        0
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 28,922                   52,779
                                                                            ----------               ----------
          Total revenues  . . . . . . . . . . . . . . . . . . .              1,528,870                1,529,011
                                                                            ----------               ----------
Costs and expenses:
Rental property operations (note 3) . . . . . . . . . . . . . .                640,865                  611,264
Assisted living (note 3)  . . . . . . . . . . . . . . . . . . .                 44,397                   41,683
Depreciation and amortization . . . . . . . . . . . . . . . . .                298,636                  322,137
Interest (note 5) . . . . . . . . . . . . . . . . . . . . . . .                477,176                  457,460
General and administrative (note 3) . . . . . . . . . . . . . .                 94,299                   94,030
Property taxes  . . . . . . . . . . . . . . . . . . . . . . . .                 75,877                   81,771
Advertising . . . . . . . . . . . . . . . . . . . . . . . . . .                  9,780                   11,999
Minority interest in operations (note 4)  . . . . . . . . . . .                 (2,285)                   9,707
                                                                            ----------               ----------
          Total costs and expenses  . . . . . . . . . . . . . .              1,638,745                1,630,051
                                                                            ----------               ----------
          Net income (loss) . . . . . . . . . . . . . . . . . .               (109,875)                (101,041)
                                                                            ==========               ==========

          Net income (loss) to General Partner  . . . . . . . .                 (1,099)                  (1,010)
                                                                            ==========               ==========

          Net income (loss) to Limited Partner  . . . . . . . .             $ (108,776)              $ (100,030)
                                                                            ==========               ==========

          Net income (loss)  per Limited Partner unit . . . . .             $    (5.83)              $    (5.36)
                                                                            ==========               ==========



          See accompanying notes to financial statements (unaudited).

                   American Retirement Villas Properties III
                       (a California limited partnership)
                            Statements of Cash Flow
                                  (Unaudited)


                                                                              FOR THE THREE MONTHS ENDED
                                                                         --------------------------------------
                                                                         MARCH 31, 1996          MARCH 31, 1995
                                                                         --------------          --------------
Cash flows from operating activities:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . .              $(109,875)             $  (101,041)
   Adjustments to reconcile net loss to cash provided by
     operating activities:
       Depreciation and amortization  . . . . . . . . . . . .                298,636                  322,137
       Change in assets and liabilities:
           Decrease in other assets . . . . . . . . . . . . .                 35,443                   43,496
           Increase in accounts payable and accrued expenses                  52,165                  167,557
           Decrease (increase) in amounts receivable from
             affiliates   . . . . . . . . . . . . . . . . . .                (26,775)                  (2,042)
           Increase (decrease) in amounts payable to
             affiliates   . . . . . . . . . . . . . . . . . .                 12,078                  (33,714)
                                                                           ---------              -----------
Net cash provided by operating activities . . . . . . . . . .                261,672                  396,393
                                                                           ---------              -----------
Cash flows used in investing activities:
   (Increase) decrease in restricted cash . . . . . . . . . .                 (2,215)                    (640)
   Capital expenditures . . . . . . . . . . . . . . . . . . .                (36,038)                 (23,068)
   Construction on land/building  . . . . . . . . . . . . . .                (40,372)                       0
   Increase in deposit on property under contract for sale. .                      0                1,134,847
                                                                           ---------              -----------

Net cash used in investing activities . . . . . . . . . . . .                (78,625)               1,111,139
                                                                           ---------              -----------
Cash flows from financing activities
   Decrease (increase) in loan fees . . . . . . . . . . . . .                      0                  (91,784)
   Principal payments of long term debt . . . . . . . . . . .                (54,502)               4,432,061
   Proceeds from construction loan . . . . . . . . . . . . .                       0               (4,500,000)
   Borrowings from revolving credit line  . . . . . . . . . .                      0                        0
   Repayments of revolving credit line  . . . . . . . . . . .                      0                 (350,000)
   Distributions paid . . . . . . . . . . . . . . . . . . . .               (140,981)              (2,106,712)
                                                                           ---------              -----------
Net cash used by financing activities . . . . . . . . . . . .               (195,483)              (2,616,436)
                                                                           ---------              -----------
Net increase (decrease) in cash and cash equivalents  . . . .                (12,436)              (1,108,905)

Cash & cash equivalents at beginning of period  . . . . . . .                477,705                1,485,516
                                                                           ---------              -----------
Cash & cash equivalents at end of period  . . . . . . . . . .              $ 465,269              $   376,611
                                                                           =========              ===========



          See accompanying notes to financial statements (unaudited).

PART I - FINANCIAL INFORMATION

                   American Retirement Villas Properties III
                       (a California limited partnership)

             Notes to Financial Statements (Unaudited) (Continued)

                                 March 31, 1996


(1) SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10K is incorporated by this reference.

BASIS OF ACCOUNTING

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

CARRYING VALUE OF REAL ESTATE

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

ORGANIZATION COSTS

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

PRE-OPENING COSTS

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

LOAN FEES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

RENTAL INCOME

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

PART I - FINANCIAL INFORMATION

                   American Retirement Villas Properties III
                       (a California limited partnership)

             Notes to Financial Statements (Unaudited) (Continued)

                                 March 31, 1996




INCOME TAXES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

NET INCOME (LOSS) PER LIMITED PARTNER UNIT

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

CASH AND CASH EQUIVALENTS

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

RECLASSIFICATIONS

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.


(2) ORGANIZATION AND PARTNERSHIP AGREEMENT

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.


(3) TRANSACTIONS WITH AFFILIATES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference, except for the following additional comments. For the three months ended March 31, 1996, property management fees and partnership administration fees of $70,855 and $22,573, respectively, were paid or accrued to the Managing General Partner.


(4) PROPERTIES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

PART I - FINANCIAL INFORMATION

                   American Retirement Villas Properties III
                       (a California limited partnership)

             Notes to Financial Statements (Unaudited) (Continued)

                                 March 31, 1996



(5) NOTES PAYABLE

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.


(6) GRANT INCOME

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1) LIQUIDITY

The General Partners expect that the cash to be generated from operations of all the Registrant's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions, and provide distributions to the Partners. On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During the three months ended March 31, 1996, cash provided by operating activities was $261,672 compared to cash provided by operating activities of $396,393 for the three months ended March 31, 1995.

During the three months ended March 31, 1996, the Registrant used net cash in investing activities of $78,626 compared to net cash provided by investing activities of $1,111,139 for the three months ended March 31, 1995. The Registrant's investing activities consisted of capital improvements made on its five operating properties and construction on its property in development.

During the three months ended March 31, 1996, the Registrant used net cash in financing activities of $195,483 compared to $2,616,436 for the three months ended March 31, 1995. The Registrant's financing activities consisted of principal reduction on notes payable and distributions paid to the Partners.

The General Partners are not aware of any trends, other than national economic conditions which have had, or which may be reasonably expected to have, a material favorable or unfavorable impact on the revenues or income from the operations or sale of properties. The General Partners believe that if the inflation rate increases they will be able to pass the subsequent increase in operating expenses onto the residents of the facilities by way of higher rental and assisted living rates. The Registrant has long term debt of $16,222,726 as of March 31, 1996. $4,875,327 is due January 1, 2007, $3,917,600 is due
February 1, 2019, $3,051,316 is due February 1, 2017, and $4,298,900 is due
November 1, 2017. The remaining balance of $79,583 are notes secured by equipment.


(2) CAPITAL RESOURCES

The Registrant contemplates spending approximately $200,000 for capital expenditures during 1996 for physical improvements at its five facilities and $1,000,000 for construction costs for its development project. The funds for these improvements should be available from operations and cash reserves.

There are no known material trends, favorable or unfavorable, in the Registrant's capital resources, and there is no expected change in the mix of such resources.


(3) RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995.

Revenue for the three month periods ended March 31, 1996 and the three months ended March 31, 1995 includes rental income, assisted living income from all five properties, interest earned on cash balances and other revenue. Total revenues for the three months ended March 31, 1996 were $1,528,869, compared to revenues of $1,529,011 for the three months ended March 31, 1995.

The largest component of revenue, rent, increased by approximately 4% from the three months ended March 31, 1995 to the three months ended March 31, 1996. The increase in rent was due to an increase in rental rates of approximately 2%. Occupancy remained the same.

Revenue from assisted living decreased approximately 3% from the three months ended March 31, 1995 to the three months ended March 31, 1996. The decrease in assisted living revenue was due to lower occupancy at Bradford Square which is the Registrant's main provider of assisted living services.

Interest and other revenue decreased approximately 25% from the three months ended March 31, 1995 to the three months ended March 31, 1996. Interest income results from interest earned on cash deposits. Other revenue generally includes processing fees and beauty shop revenue.

Sources of revenue for the three months ended March 31, 1996 and March 31, 1995 are summarized as follows:


                                                   THREE MONTHS ENDED
                                           -------------------------------------
                                           MARCH 31, 1996         MARCH 31, 1995
                                           -------------          --------------
 Rent                                        $1,304,643              $1,257,697
 Assisted Living                                 90,226                  92,592
 Interest                                       105,079                 125,943
 Other                                           28,922                  52,779
                                             ----------              ----------
      Total Revenue                          $1,528,869              $1,529,011
                                             ==========              ==========


Total costs and expenses for the three months ended March 31, 1996 were $1,638,744, an increase of less than 1% over costs and expenses of $1,630,051 for the three months ended March 31, 1995.

The largest component of expenses, rental property operations, consists primarily of property managements costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expenses increased over 5% from the three months ended March 31, 1995 to the three months ended March 31, 1996.

Assisted living expenses consist primarily of related payroll expense.
Assisted living expenses increased by over 6% from the three months ended March 31, 1995 to the three months ended March 31, 1996. Assisted living expenses increased due to the increases in size of the related staff providing assisted living services.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services. General and administrative expenses remained the same from the three months ended March 31, 1995 to the three months ended March 31, 1996.

Depreciation and amortization expense decreased by 7% from the three months ended March 31, 1995 to the three months ended March 31, 1996. The decrease is due to fixed assets becoming fully depreciated.

Interest expense increased approximately 4% from the three months ended March 31, 1995 to the three months ended March 31, 1996. This increase is due to variable rate loans.

Selected costs and expenses for the three months ended March 31, 1996 and March 31, 1995 are summarized as follows:


                                                     THREE MONTHS ENDED
                                             ----------------------------------
                                             MARCH 31, 1996     MARCH 31, 1995
                                             --------------     --------------
 Rental Property Operations                     $640,865            $611,264
 Assisted Living                                  44,397              41,683
 General and Administrative                       94,299              94,030
 Depreciation and amortization                   298,636             322,137
 Property Taxes                                   75,877              81,771
 Interest                                        477,176             457,460



PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None


ITEM 2.   CHANGE IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES


          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   Exhibit 27 --  Financial Data Schedule

          B.   None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN RETIREMENT VILLAS PROPERTIES III
                                      A CALIFORNIA LIMITED PARTNERSHIP

                                      By: ARV Assisted Living, Inc.
                                          (Managing General Partner)


                                          By:  /s/ GARY L. DAVIDSON
                                              ---------------------------
                                                   Gary L. Davidson
                                                   Chairman of the Board

Date:  August 13, 1996



                                      By:  /s/ GRAHAM P. ESPLEY-JONES
                                           ------------------------------
                                               Graham P. Espley-Jones
                                               Chief Financial Officer

Date:  August 13, 1996