Form 10-Q
period 1996-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 1996-08-14
CIK 853274

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                ---------------
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ___________

                        COMMISSION FILE NUMBER: 33-30084

                           AMERICAN RETIREMENT VILLAS
                              PROPERTIES III, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ---------------

              CALIFORNIA                                          33-365417
    (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

        245 FISCHER AVENUE, D-1                                     92626
             COSTA MESA, CA                                      (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)


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

                                Yes      No  X
                                    ---     ---

===============================================================================

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   American Retirement Villas Properties III
                       (a California limited partnership)
                                 Balance Sheets
                                  (Unaudited)

                                                                         June 30, 1996          December 31, 1995
ASSETS                                                                    (unaudited)               (Audited)
                                                                         -------------          -----------------
Properties, at cost (notes 4, 5  and 6)
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 4,667,143              $ 4,667,143
Buildings and improvements, less accumulated depreciation of
$3,015,281 in 1996 and $2,657,624 in 1995 . . . . . . . . . . .            18,458,990               18,237,426
Furniture, fixtures and equipment, less accumulated
depreciation of $1,030,547 in 1996 and $762,014 in 1995 . . . .               378,948                  393,988
                                                                          -----------              -----------
          Net Properties  . . . . . . . . . . . . . . . . . . .            23,505,081               23,298,557

Property under contract for sale (notes 4 and 5)  . . . . . . .             8,356,755                8,500,359
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .               857,569                  477,705
Restricted cash (note 5)  . . . . . . . . . . . . . . . . . . .               194,076                  130,178
Amounts receivable from affiliate (note 3)  . . . . . . . . . .                     0                        0
Pre-opening costs, less accumulated amortization of $477,506 in
1996 and $286,934 in 1995 (note 3)  . . . . . . . . . . . . .                 154,814                  154,814
Loan fees, less accumulated amortization of $122,217 in 1996
and $105,172 in 1995  . . . . . . . . . . . . . . . . . . . . .               122,958                  140,665
Other assets (note 3) . . . . . . . . . . . . . . . . . . . . .               200,062                   92,092
                                                                          -----------              -----------
          Total Assets  . . . . . . . . . . . . . . . . . . . .           $33,391,315              $32,794,370
                                                                          ===========              ===========
LIABILITIES AND PARTNERS' CAPITAL
Notes Payable (notes 4 and 5) . . . . . . . . . . . . . . . . .           $16,159,741              $16,272,463
Loan secured by property under contract for sale
(notes 4 and 5) . . . . . . . . . . . . . . . . . . . . . . . .             4,461,814                4,473,704
Deposit under contract for sale (note 4)  . . . . . . . . . . .             4,544,613                2,968,562
Accounts payable and accrued expenses . . . . . . . . . . . . .               529,178                  472,473
Amounts payable to affiliates (note 3)  . . . . . . . . . . . .                55,205                  113,338
Distributions payable to Partners (note 2)  . . . . . . . . . .                45,548                  186,691
                                                                          -----------              -----------
          Total Liabilities . . . . . . . . . . . . . . . . . .            25,796,099               24,487,231
                                                                          -----------              -----------

Partners' capital (deficit) (notes 2 and 3)
  General partners' capital . . . . . . . . . . . . . . . . . .               (82,802)                 (75,682)
  Limited partners' capital,  . . . . . . . . . . . . . . . . .             7,678,018                8,382,821
                                                                          -----------              -----------
          Total liabilities and partners' capital . . . . . . .           $33,391,315              $32,794,370
                                                                          ===========              ===========




See accompanying notes to financial statements (unaudited).

                   American Retirement Villas Properties III
                       (a California limited partnership)
                            Statements of Operations
                                  (Unaudited)


                                                   FOR THE THREE MONTHS ENDED               For the six months ended
                                               ----------------------------------       ---------------------------------
                                               JUNE 30, 1996        JUNE 30, 1995       June 30, 1996       June 30, 1995
                                               -------------        -------------       -------------       -------------
REVENUES:
Rent  . . . . . . . . . . . . . . . . .          $1,308,221           $1,247,491          $2,581,407          $2,505,188
Assisted living . . . . . . . . . . . .              99,669               87,286             189,894             179,878
Interest  . . . . . . . . . . . . . . .              91,989              124,129             197,068             250,072
Other . . . . . . . . . . . . . . . . .              44,092               55,836             104,471             108,615
                                                 ----------           ----------          ----------          ----------
          Total revenues                          1,543,971            1,514,742           3,072,840           3,043,753
                                                 ----------           ----------          ----------          ----------
COSTS AND EXPENSES:
Rental property operations (note 3) . .             630,261              609,823           1,271,125           1,221,087
Assisted living (Note 3). . . . . . . .              49,380               43,342              93,778              85,025
Depreciation and amortization . . . . .             298,771              327,860             597,407             649,997
Interest (note 5) . . . . . . . . . . .             476,090              464,966             953,265             922,426
General and administrative (note 3) . .             108,619              111,772             202,918             205,802
Property taxes  . . . . . . . . . . . .              86,278               71,664             162,155             153,435
Advertising . . . . . . . . . . . . . .               5,621               12,737              15,401              24,736
Minority interest in operations (note 4)             19,627                5,130              17,341              14,837
                                                 ----------           ----------          ----------          ----------
          Total costs and expenses  . .           1,674,647            1,647,294           3,313,390           3,277,345
                                                 ----------           ----------          ----------          ----------
Net income (loss) . . . . . . . . . . .            (130,676)            (132,552)           (240,550)           (233,592)
                                                 ==========           ==========          ==========          ==========
Net income (loss) to General Partner  .              (1,307)              (1,326)             (2,405)             (2,336)
                                                 ==========           ==========          ==========          ==========
Net income (loss) to Limited Partner  .           ($129,369)           ($131,227)          ($238,144)          ($231,256)
                                                 ==========           ==========          ==========          ==========

Net income (loss) per Limited Partner
unit  . . . . . . . . . . . . . . . . .              ($6.94)              ($7.04)            ($12.77)            ($12.40)
                                                 ==========           ==========          ==========          ==========





See accompanying notes to financial statements (unaudited).

                   American Retirement Villas Properties III
                       (a California limited partnership)
                            Statements of Cash Flow
                                  (Unaudited)

                                                                                FOR THE SIX MONTHS ENDED
                                                                         --------------------------------------
                                                                         JUNE 30, 1996            JUNE 30, 1995
                                                                         -------------            -------------
Cash flows from operating activities:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . .               ($240,550)               ($233,592)
   Adjustments to reconcile net loss to cash provided by
       operating activities:
       Depreciation and amortization  . . . . . . . . . . . .                 597,407                  649,997
       Change in assets and liabilities:
           Decrease (increase) in loan fees . . . . . . . . .                       0                  (81,950)
           Decrease in other assets . . . . . . . . . . . . .                (107,971)                 (76,217)
           Increase in accounts payable and accrued expenses                   56,705                  207,903
           Decrease (increase) in amounts receivable from
             affiliates . . . . . . . . . . . . . . . . . . .                       0                   (2,042)
           Increase (decrease) in amounts payable to
             affiliates . . . . . . . . . . . . . . . . . . .                 (58,133)                 (12,230)
                                                                            ---------               ----------
Net cash provided by operating activities . . . . . . . . . .                 247,458                  451,869
                                                                            ---------               ----------
Cash flows used in investing activities:
   (Increase) decrease in restricted cash . . . . . . . . . .                 (63,898)                 123,190
   Capital expenditures . . . . . . . . . . . . . . . . . . .                 (63,397)                (137,488)
   Construction on land/building. . . . . . . . . . . . . . .                (579,220)                       0
   Increase in deposit on property under contract for sale  .               1,576,051                1,301,201
                                                                            ---------               ----------
Net cash used in investing activities . . . . . . . . . . . .                 869,536                1,286,903
                                                                            ---------               ----------

Cash flows from financing activities
   Decrease (increase) in loan fees . . . . . . . . . . . . .                       0                        0
   Principal payments of long term debt . . . . . . . . . . .                (124,612)               4,385,504
   Proceeds from construction loan  . . . . . . . . . . . . .                       0               (4,500,000)
   Borrowings from revolving credit line  . . . . . . . . . .                       0                        0
   Repayments of revolving credit line  . . . . . . . . . . .                       0                 (350,000)
   Distributions paid . . . . . . . . . . . . . . . . . . . .                (612,517)              (2,428,334)
                                                                            ---------               ----------
Net cash used by financing activities . . . . . . . . . . . .                (737,129)              (2,892,830)
                                                                            ---------               ----------
Net increase (decrease) in cash and cash equivalents  . . . .                 379,864               (1,154,057)

Cash & cash equivalents at beginning of period  . . . . . . .                 477,705                1,485,516
                                                                            ---------               ----------
Cash & cash equivalents at end of period  . . . . . . . . . .                $857,569                 $331,459
                                                                            =========               ==========





See accompanying notes to financial statements (unaudited).

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

                   American Retirement Villas Properties III
                       (a California limited partnership)

             Notes to Financial Statements (Unaudited) (Continued)

                                 June 30, 1996


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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

                   American Retirement Villas Properties III
                       (a California limited partnership)

             Notes to Financial Statements (Unaudited) (Continued)

                                 June 30, 1996



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


(3) TRANSACTIONS WITH AFFILIATES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference, except for the following additional comments. For the three months ended June 30, 1996, property management fees and partnership administration fees of $72,732 and $26,886, respectively, were paid or accrued to the Managing General Partner.


(4) PROPERTIES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

                   American Retirement Villas Properties III
                       (a California limited partnership)

             Notes to Financial Statements (Unaudited) (Continued)

                                 June 30, 1996


(5) NOTES PAYABLE

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.


(6) GRANT INCOME

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1) LIQUIDITY

The General Partners expect that the cash to be generated from operations of all the Registrant's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions, and provide distributions to the Partners. On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During the six months ended June 30, 1996, cash provided by operating activities was $247,458 compared to cash provided by operating activities of $451,869 for the six months ended June 30, 1995.

During the six months ended June 30, 1996, the Registrant used net cash in investing activities of $869,536 compared to net cash provided by investing activities of $1,286,903 for the six months ended June 30, 1995. The Registrant's investing activities consisted of capital improvements made on its five operating properties and construction on its property in development.

During the six months ended June 30, 1996, the Registrant used net cash in financing activities of $737,129 compared to $2,892,830 for the six months ended June 30, 1995. The Registrant's financing activities consisted of principal reduction on notes payable and distributions paid to the Partners.

The General Partners are not aware of any trends, other than national economic conditions which have had, or which may be reasonably expected to have, a material favorable or unfavorable impact on the revenues or income from the operations or sale of properties. The General Partners believe that if the inflation rate increases they will be able to pass the subsequent increase in operating expenses onto the residents of the facilities by way of higher rental and assisted living rates. The Registrant has long term debt of $16,159,741 as of June 30, 1996, $4,864,291 is due January 1, 2007, $3,902,480 is due February
1, 2019, $7,318,066 is due November 1, 2017. The remaining balance of $74,903 are notes secured by equipment.


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


(3) RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1995.

Revenue for the three month periods ended June 30, 1996 and the three months ended June 30, 1995 includes rental income, assisted living income from all five properties, interest earned on cash balances and other revenue. Total revenues for the three months ended June 30, 1996 were $1,543,971, compared to revenues of $1,514,742 for the three months ended June 30, 1995.

The largest component of revenue, rent, increased by approximately 5% from the three months ended March 31, 1995 to the three months ended March 31, 1996. The increase in rent was due to an increase in rental rates of approximately 2%.

Revenue from assisted living increased approximately 14% from the three months ended June 30, 1995 to the three months ended June 30, 1996. The increase in assisted living revenue was due to the full implementation of an assisted living services program in the Partnership facilities.

Interest and other revenue decreased approximately 24% from the three months ended June 30, 1995 to the three months ended June 30, 1996. Interest income results from interest earned on cash deposits. Other revenue generally includes processing fees and beauty shop revenue.

Sources of revenue for the three months ended June 30, 1996 and June 30, 1995 are summarized as follows:

                                         THREE MONTHS ENDED
                                  -------------------------------
                                  JUNE 30, 1996     JUNE 30, 1995
                                  -------------     -------------
 Rent                               $1,308,221        $1,247,491
 Assisted Living                        99,669            87,286
 Interest                               91,989           124,129
 Other                                  44,093            55,836
                                    ----------        ----------
      Total Revenue                 $1,543,971        $1,514,742
                                    ==========        ==========


Total costs and expenses for the three months ended June 30, 1996 were $1,674,647, an increase of 1.7% over costs and expenses of $1,647,294 for the three months ended June 30, 1995.

The largest component of expenses, rental property operations, consists primarily of property managements costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expenses for the three months ended June 30, 1996 increased approximately 3% over the comparable three months ended June 30, 1995.

Assisted living expenses consist primarily of related payroll expense. Assisted living expenses increased by approximately 14% from the three months ended June 30, 1995 to the three months ended June 30, 1996. Assisted living expenses increased due to increased levels of staffing required to providing assisted living services commensurate with the increase in assisted living revenue.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services. General and administrative expenses decreased 2.8% from the three months ended June 30, 1995 to the three months ended June 30, 1996. The decrease is related to a reduction in legal expenses during the quarter ended June 30, 1996.

Depreciation and amortization expense incurred during the three months ended June 30, 1996 decreased by $29,000 (approximately 9%) compared to the three months ended June 30, 1995. The decrease is due to a portion of fixed assets becoming fully depreciated.

Interest expense increased approximately 2.4% to $476,000 for the three months ended June 30, 1996 from interest expense of $465,000 incurred during the three months ended June 30, 1995.

Selected costs and expenses for the three months ended June 30, 1996 and June 30, 1995 are summarized as follows:

                                                THREE MONTHS ENDED
                                          -------------------------------
                                          JUNE 30, 1996     JUNE 30, 1995
                                          -------------     -------------
 Rental Property Operations                  $630,261          $609,823
 Assisted Living                               49,380            43,342
 General and Administrative                   108,619           111,772
 Depreciation and amortization                298,771           327,860
 Property Taxes                                86,278            71,664
 Interest Expense                             476,090           464,966

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SIX MONTHS ENDED JUNE 30,
1995.

Revenue for the six months ended June 30, 1996 and 1995 includes rental income, assisted living revenue from all five facilities, interest income and other revenue. Total revenue for the six months ended June 30, 1996 was $3,072,8400 an increase of 1% over revenue of $3,043,753 for the six months ended June 30, 1995.

The largest component of revenue, rent, increased by $20,000 to $630,000 during the six months ended June 30, 1996 reflecting a 3% increase over rental income of $610,000 earned during the six months ended June 30, 1995.

During the six month period ended June 30, 1996, assisted living revenue increased 14% to $49,000 from assisted living revenues of $43,000 recorded during the six months ended June 30, 1995. The increase in assisted living revenue was due to the full implementation of a tiered assisted living services program in conjunction with an aggressive marketing campaign within the facilities.

Interest income and other income for the six month period ended June 30, 1996 decreased 21% and 4%, respectively, when compared to the six month period ended June 30, 1995. The reduction of interest income reflects less interest earned on lower amounts of cash deposits maintained by the Partnership. Other revenue, which consists primarily of processing fees and beauty shop revenue, was modestly lower during the six month period ended June 30, 1995 in comparison to the six month period ended June 30, 1995.

Sources of revenue for the six months ended June 30, 1996 and June 30, 1995 are summarized as follows:

                               SIX MONTHS ENDED          SIX MONTHS ENDED
                                JUNE 30, 1996             JUNE 30, 1995
                               ----------------          ----------------
         Rent                     $2,581,407                $2,505,188
         Assisted Living             189,894                   179,878
         Interest                    197,068                   250,072
         Other Income                104,471                   108,614
                                  ----------                ----------
         TOTAL REVENUE            $3,072,840                $3,043,753
                                  ==========                ==========

Total costs and expenses for the six months ended June 30, 1996 were $3,313,390, an increase of 1.1% over costs and expenses of $3,277,345 for the six months ended June 30, 1995.

The largest component of expenses, rental property operations, consists primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expense increase by 4% to $1.3 million for the six months ended June 30, 1996 over the comparable six month period ended June 30, 1995. The increase in rental property operating expenses is primarily due to an increase in both payroll-related and maintenance and supplies expenses.

Assisted living expenses consist mainly of the related payroll expense. Assisted living expenses incurred for the six months ended June 30, 1996 increased to $94,000, an increase of 10%, from $85,000 for the six months ended June 30, 1995 to The increase corresponds directly to the increase in assisted living services revenue in the current year and the staffing required to provide these services.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance, and professional services. General and administrative expenses decreased approximately 1.4% from the six months ended June 30, 1995 to the six months ended June 30, 1996.

Depreciation and amortization expense decreased $53,000 to $597,000 for the six months ended June 30, 1996 from $650,000 for the six months ended June 30, 1995. Depreciation and amortization expense decreased due to the full depreciation of certain fixed assets.

Interest expense increased by 3% for the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

Selected costs and expenses for the six months ended June 30, 1996 and June 30, 1995 are as follows:

                                 Six Months Ended             SIX MONTHS ENDED
                                  June 30, 1996                JUNE 30, 1995
                                 ----------------             ----------------
 Rental Property Operations         $1,271,125                   $1,221,087
 Assisted Living                        93,778                       85,025
 General & Administrative              202,918                      205,802
 Depreciation & Amortization           597,407                      649,997
 Property Taxes                        162,155                      153,435
 Interest Expense                      953,265                      922,426

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGE IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.   Exhibit 27 - Financial Data Schedule

    B.   None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES III
A CALIFORNIA LIMITED PARTNERSHIP

    By:  ARV Assisted Living, Inc.
         (Managing General Partner)

         By: /s/ Gary L. Davidson
             ------------------------------
             Gary L. Davidson
             Chairman of the Board

             Date:   August 14, 1996



         By: /s/ Graham P. Espley-Jones
             ------------------------------
             Graham P. Espley-Jones
             Chief Financial Officer

             Date:   August 14, 1996