Form 10-Q
period 1996-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 1996-11-14
CIK 853274

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                             ----------------------

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   American Retirement Villas Properties III
                       (a California limited partnership)
                                 Balance Sheets
                        (In thousands, except unit data)

                                                                         SEPTEMBER 30, 1996         DECEMBER 31, 1995
ASSETS                                                                           (UNAUDITED)                 (AUDITED)
                                                                         ------------------            --------------
Properties, at cost (notes 4, 5  and 6)
Land                                                                                 $4,667                    $4,667
Buildings and improvements, net                                                      18,568                    18,237
Furniture, fixtures and equipment, net                                                  352                       394
                                                                         ------------------           ---------------
        Net Properties                                                               23,587                    23,298

Property under contract for sale (notes 4 and 5)                                      8,285                     8,500
Cash and cash equivalents                                                               940                       478
Restricted cash (note 5)                                                                216                       130
Pre-opening costs, net                                                                  155                       155
Loan fees, net                                                                          114                       141
Other assets (note 3)                                                                   150                        92
                                                                         ------------------           ---------------
       Total Assets                                                                 $33,447                   $32,794
                                                                         ==================           ===============

LIABILITIES AND PARTNERS' CAPITAL
Notes Payable (notes 4 and 5)                                                       $16,093                   $16,272
Loan secured by property under contract for sale
     (notes 4 and 5)                                                                  4,455                     4,474
Deposit under contract for sale (note 4)                                              4,443                     2,969
Accounts payable and accrued expenses                                                   848                       472
Amounts payable to affiliates (note 3)                                                   52                       113
Distributions payable to Partners (note 2)                                               46                       187
                                                                         ------------------           ---------------
         Total Liabilities                                                           25,937                    24,487
                                                                         ------------------           ---------------

Partners' capital (deficit) (notes 2 and 3)
 General partners' capital                                                             (84)                      (76)
 Limited partners' capital, 18,652 units outstanding
     at March 31, 1996                                                               7,594                     8,383
                                                                         -----------------            --------------

Total liabilities and partners' capital                                            $33,447                  $32,794
                                                                         =================            =============

   See accompanying notes to financial statements (unaudited).

                   American Retirement Villas Properties III
                       (a California limited partnership)
                            Statements of Operations
                                  (Unaudited)
                        (In thousands, except unit data)

                                           FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                           --------------------------                   -------------------------
                                    SEPTEMBER 30, 1996     SEPTEMBER 30, 1995    SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
                                    ------------------     ------------------    ------------------    ------------------
REVENUES:
Rent  . . . . . . . . . . . . .                  $1,395                 $1,274              $4,029                $3,780
Assisted living . . . . . . . .                     110                     79                 300                   259
Interest  . . . . . . . . . . .                      84                      3                 282                     8
Other . . . . . . . . . . . . .                      24                     54                  76                   162
                                       ----------------      -----------------       -------------          ------------
         Total revenues                           1,613                  1,410               4,687                 4,209

COSTS AND EXPENSES:
Rental property operations (note                    591                    570               1,719                 1,651
3)  . . . . . . . . . . . . . .
Assisted living (Note 3)  . . .                      53                     42                 147                   127
Depreciation and amortization .                     299                    325                 896                   975
Interest (note 5) . . . . . . .                     472                    471               1,425                 1,393
General and administrative (note                    183                    171                 530                   516
3)  . . . . . . . . . . . . . .
Property taxes  . . . . . . . .                      73                     71                 235                   211
Advertising . . . . . . . . . .                       6                      9                  21                    34
Minority interest in operations
   (note 4)                                          21                     (9)                 39                     5
                                       ----------------     ------------------      --------------        --------------
         Total costs and
         expenses   . . . . . .                   1,698                  1,650               5,012                 4,912

Net loss  . . . . . . . . . . .                     (85)                  (240)               (325)                 (703)
                                       ----------------     ------------------      --------------        --------------
Net loss to General Partner . .                      (1)                    (2)                 (3)                   (7)
Net loss to Limited Partner . .                    ($84)                 ($238)              ($322)                ($696)
                                       ================     ==================      ==============        ==============
Net loss per Limited Partner
  unit  . . . . . . . . . . . .                  ($4.50)               ($12.76)            ($17.26)              ($37.32)
                                       ================     ==================      ==============        ==============

See accompanying notes to financial statements (unaudited).

                   American Retirement Villas Properties III
                       (a California limited partnership)
                            Statements of Cash Flow
                                  (Unaudited)
                                 (In thousands)

                                                                      FOR THE NINE MONTHS ENDED
                                                                      -------------------------
                                                       SEPTEMBER 30, 1996              SEPTEMBER 30, 1995
                                                       ------------------              ------------------
Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . .                     ($325)                          ($704)
   Adjustments to reconcile net loss to cash
     provided by operating activities:
       Depreciation and amortization  . . . . .                       896                             975
       Change in assets and liabilities:
          Decrease (increase) in loan fees  . .                         0                             100
          Increase in other assets  . . . . . .                       (58)                             28
          Increase in accounts payable and
          accrued expenses                                            376                             498
          Increase (decrease) in amounts payable
             to affiliates. . . . . . . . . . .                       (61)                              2
                                                               ----------                        --------

Net cash provided by operating activities . . .                       828                             899
                                                               ----------                        --------

Cash flows used in investing activities:
   (Increase) decrease in restricted cash   . .                       (86)                             121
   Capital expenditures   . . . . . . . . . . .                       (76)                             (91)
   Construction on land/building  . . . . . . .                      (867)                            (182)
   Increase in deposit on property under
     contract for sale. . . . . . . . . . . . .                     1,474                            1,145
                                                               ----------                        ---------

Net cash provided by investing activities . . .                       445                              993
                                                               ----------                        ---------

Cash flows from financing activities
   Principal payments of long term debt   . . .                      (198)                            (186)
   Borrowings from revolving credit line  . . .                         0                             (350)
   Decrease in amounts receivable from
     affiliates  . . . . . . . . . . . . . . . . . .                    0                                2
   Distributions paid   . . . . . . . . . . . .                      (613)                          (2,349)
                                                               ----------                        ---------

Net cash used by financing activities . . . . .                      (811)                          (2,883)
                                                               ----------                        ---------

Net increase (decrease) in cash and cash
equivalents . . . . . . . . . . . . . . . . . .                       462                             (991)

Cash & cash equivalents at beginning of period                        478                            1,486
                                                               ----------                        ---------

Cash & cash equivalents at end of period  . . .                      $940                             $495
                                                               ==========                        =========

See accompanying notes to financial statements (unaudited).

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

                   American Retirement Villas Properties III
                       (a California limited partnership)

             Notes to Financial Statements (Unaudited) (Continued)

                               September 30, 1996

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

(3) TRANSACTIONS WITH AFFILIATES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1995 Form 10-K is incorporated by this reference, except for the following additional comments. For the three months ended September 30, 1996, property management fees and partnership administration fees of $77,000 and $32,000, respectively, were paid or accrued to the Managing General Partner.

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

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

(1) LIQUIDITY

The General Partners expect that the cash to be generated from operations of all the Registrant's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions, and provide distributions to the Partners. On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During the nine months ended September 30, 1996, cash provided by operating activities was $828,000 compared to cash provided by operating activities of $899,000 for the nine months ended September 30, 1995.

During the nine months ended September 30, 1996, investing activities provided the Registrant net cash of $445,000 compared to $993,000 for the nine months ended September 30, 1995. The Registrant's investing activities consisted of capital improvements made on its six operating properties, construction on its property in development and an increase in deposits received on a property under contract for sale.

During the nine months ended September 30, 1996, the Registrant used net cash in financing activities of $811,000 compared to $2.9 million for the nine months ended September 30, 1995. The Registrant's financing activities consisted of principal reduction on long-term debt and distributions paid to the Partners.

The General Partners are not aware of any trends, other than national economic conditions which have had, or which may be reasonably expected to have, a material favorable or unfavorable impact on the revenues or income from the operations or sale of properties. The General Partners believe that if the inflation rate increases they will be able to pass the subsequent increase in operating expenses onto the residents of the facilities by way of higher rental and assisted living rates. The Registrant has long term debt of $20.5 million as of September 30, 1996, $3.9 million is due February 1, 1999 and the balance is due through regularly scheduled payments of principal and interest (primarily on mortgage debt) through January 2025.

(2) CAPITAL RESOURCES

The Registrant contemplates spending approximately $200,000 for capital expenditures during 1996 for physical improvements at its six facilities and $1 million for construction costs for its development project. The funds for these improvements should be available from operations and cash reserves.

There are no known material trends, favorable or unfavorable, in the Registrant's capital resources, and there is no expected change in the mix of such resources.

(3) RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

Revenue for the three month periods ended September 30, 1996 and the three months ended September 30, 1995 includes rental income from all six properties, assisted living income, interest earned on cash balances and other revenue. Total revenues for the three months ended September 30, 1996 were $1.6 million compared to revenues of $1.4 million for the three months ended September 30, 1995.

The largest component of revenue, rent, increased by $121,000 from the three months ended September 30, 1995 to the three months ended September 30, 1996. The increase in rent was due to higher occupancy rates at the facilities as well as increased rental rates of approximately 2%.

Revenue from assisted living increased from $79,000 to $110,000 for the three months ended September 30, 1995 compared to the three months ended September 30, 1996. The increase in assisted living revenue was due to the full implementation of an assisted living services program in the Partnership facilities.

Interest income increased from $3,000 to $84,000 for the three months ended September 30, 1995 compared to the three months ended September 30, 1996 due to interest income earned on notes associated with the Claremont property. Other income decreased to $24,000 for the three month period ended September 30, 1996 from $54,000 for the same period ended September 30, 1995. This is due to a one-time holdback fee received from the City of Azusa for rehabilition work on Villa Azusa during the period ended September 30, 1995.

Sources of revenue for the three months ended September 30, 1996 and September 30, 1995 are summarized as follows:

                                    THREE MONTHS ENDED
                                    ------------------
                         SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
                         ------------------    ------------------
                                        (In thousands)
Rent                                  $1,395               $1,274
Assisted Living                          110                   79
Interest                                  84                    3
Other                                     24                   54
                               -------------      ---------------
   Total Revenue                      $1,613               $1,410
                               =============      ===============

Total costs and expenses for the three months ended September 30, 1996 were $1.7 million, compared to $1.65 million for the three months ended September 30, 1995.

The largest component of expenses, rental property operations, consists primarily of property managements costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expenses for the three months ended September 30, 1996 increased from $591,000 compared to $570,000 for the three months ended September 30, 1995.

Assisted living expenses consist primarily of related payroll expense. Assisted living expenses increased by $11,000 from the three months ended September 30, 1995 to the three months ended September 30, 1996. Assisted living expenses increased due to increased levels of staffing required to providing assisted living services commensurate with the increase in assisted living revenue.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services. General and administrative expenses increased from $171,000 for the three months ended September 30, 1995 to $183,000 for the three months ended September 30, 1996 due to higher partnership expenses.

Depreciation and amortization expense incurred during the three months ended September 30, 1996 decreased by $26,000 over the three months ended September 30, 1995. The decrease is due to a portion of fixed assets becoming fully depreciated.

Interest expense was approximately $472,000 for the three months ended September 30, 1996 and the three month period ended September 30, 1995.

Selected costs and expenses for the three months ended September 30, 1996 and September 30, 1995 are summarized as follows:

                                           THREE MONTHS ENDED
                                           ------------------
                                SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
                                ------------------    ------------------
                                             (In thousands)
 Rental Property Operations                    $591                 $570
 Assisted Living                                 53                   42
 General and Administrative                     183                  171
 Depreciation and amortization                  299                  325
 Property Taxes                                  73                   71
 Interest Expense                               472                  471

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

Revenue for the nine months ended September 30, 1996 and 1995 includes rental income (from all six facilities), assisted living revenue, interest income and other revenue. Total revenue for the nine months ended September 30, 1996 was $4.7 million compared to revenue of $4.2 million for the nine months ended September 30, 1995.

The largest component of revenue, rent, increased to $4.0 million during the nine months ended September 30, 1996 compared to rental income of $3.8 million earned during the nine months ended September 30, 1995. This increase is attributable to both higher occupancy rates and to increased rent rates at the facilities.

During the nine month period ended September 30, 1996, assisted living revenue increased $41,000 to $300,000 compared to $259,000 recorded during the nine months ended September 30, 1995. The increase in assisted living revenue was due to the full implementation of a tiered assisted living services program in conjunction with an aggressive marketing campaign within the facilities.

Interest income for the nine month period ended September 30, 1996 increased to $282,000 over $8,000 for the same period in 1995 while other income decreased $86,000 to $76,000 when compared to the nine month period ended September 30, 1995. The increase of interest income reflects the interest earned on notes held by Claremont Villas. Other revenue was lower during the nine month period ended September 30, 1996 in comparison to the nine month period ended September 30, 1995. The decrease was due to a one-time hold back fee by the City of Azusa for rehabilitation work received by the partnership in the period ended September 30, 1995.

Sources of revenue for the nine months ended September 30, 1996 and September 30, 1995 are summarized as follows:

                                NINE MONTHS ENDED      NINE MONTHS ENDED
                               SEPTEMBER 30, 1996      SEPTEMBER 30, 1995
                               ------------------      ------------------
                                             (In thousands)
Rent                                         $4,029                 $3,780
Assisted Living                                 300                    259
Interest                                        282                      8
Other Income                                     76                    162
                                -------------------      -----------------
TOTAL REVENUE                                $4,687                 $4,209
                                ===================      =================

Total costs and expenses for the nine months ended September 30, 1996 were $5.0 million as compared to $4.9 million for the nine months ended September 30, 1995.

The largest component of expenses, rental property operations, consists primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expense increase by $68,000 to $1.7 million for the nine months ended September 30, 1996 over the comparable nine month period ended September 30, 1995. The increase in rental property operating expenses is primarily due to an increase in both payroll-related and maintenance and supplies expenses.

Assisted living expenses consist mainly of the related payroll expense. Assisted living expenses incurred for the nine months ended September 30, 1996 increased to $147,000 from $127,000 for the nine months ended September 30, 1995. The increase corresponds directly to the increase in assisted living services revenue in the current year and the staffing required to provide these services.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance, and professional services. General and administrative expenses increased $14,000 to $530,000 for the nine months ended September 30, 1996 due primarily to higher partnership expenses.

Depreciation and amortization expense decreased to $896,000 for the nine months ended September 30, 1996 from $975,000 for the nine months ended September 30, 1995. Depreciation and amortization expense decreased due to the full depreciation of certain fixed assets.

Interest expense increased by $32,000 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

Selected costs and expenses for the nine months ended September 30, 1996 and September 30, 1995 are as follows:

                             NINE MONTHS ENDED       NINE MONTHS ENDED
                             SEPTEMBER 30, 1996      SEPTEMBER 30, 1995
                             ------------------      ------------------
                                          (In thousands)
Rental Property Operations                 $1,719                 $1,651
Assisted Living                               147                    127
General & Administrative                      530                    516
Depreciation & Amortization                   896                    975
Property Taxes                                235                    211
Interest Expense                            1,425                  1,393

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

AMERICAN RETIREMENT VILLAS PROPERTIES III
A CALIFORNIA LIMITED PARTNERSHIP

   By:     ARV Assisted Living, Inc.
           (Managing General Partner)

           By: /s/ Gary L. Davidson
               ----------------------------
               Gary L. Davidson
               Chairman of the Board

               Date:      November 14, 1996

           By: /s/ Graham P. Espley-Jones
               ----------------------------
               Graham P. Espley-Jones
               Chief Financial Officer

               Date:      November 14, 1996