Form 10-K
period 1996-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 1997-04-15
CIK 853274

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

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

Yes   No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting Units (all voting) held by non-affiliates of Registrant, computed by reference to the price at which such units were sold, was $30,000,000 as of March 1, 1997, a date within sixty (60) days of the filing of this Form 10-K. On that date there were 18,666 Units outstanding.

                               TABLE OF CONTENTS

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                     PART I

ITEM 1.      BUSINESS

         Overview.
         Industry Background.
         Services.
         Operational History.
         Competition.
         Government Regulation.
         Employees.

ITEM 2.      PROPERTIES

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    PART IV

ITEM 14.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
             8-K

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

American Retirement Villas Properties III ("ARVP III", the "Partnership" or the "Registrant") is the owner and operator of two assisted living facilities, which house and provide personal care and support services to its senior
residents, and three senior apartment complexes in California and Arizona.   In
addition, ARVP III is currently developing an assisted living facility with 123 units in Camarillo, California which is expected to open in the third calendar
quarter of 1997.   The two assisted living facilities currently in operation
are located in California and Arizona and contain an aggregate of 256 units. All three senior apartments are located in Southern California and contain an aggregate of 416 units.

ARVP III is a California limited partnership, which was formed in June of 1989 to develop, finance, acquire and operate senior citizen housing. The general partners are: ARV Assisted Living, Inc. ("ARVAL") (formerly ARV Housing Group, Inc.), which serves as Managing General Partner, Gary L. Davidson, John A. Booty, John S. Jason, Tony Rota, and David P. Collins (collectively known as "General Partners"). The General Partners make all decisions concerning property acquisitions and will make all decisions concerning dispositions of the facilities, subject to the limited partner's rights to approve or disapprove of the sale of substantially all of ARVP III's assets. The Registrant has not made any investment which the General Partners believe puts the Registrant's capital at unusual risk.

On September 15, 1989, the Registrant began offering a total of 35,000 Units at $1,000 per unit The offering terminated on October 31, 1992 and the Registrant realized gross offering proceeds of $18,665,000. In January and March of 1993, the Partnership repurchased and effectively retired 10 units for $8,500 and 3 units for $2,550, from Limited Partners. During 1993, the Registrant applied for and earned block grants totaling a gross amount of approximately $1,081,000 allocated to two of its properties. As of December 31, 1994, approximately $1,018,000 had been received. All of the proceeds from the Offering and a portion of the proceeds from the block grants were allocated to, and spent on properties, which the Registrant either owns outright or through its interest as managing general partner of the partnership which holds title to the respective property.

Although the expiration of the minimum holding period (five to seven years) is approaching for certain facilities, there is no definite plan to sell any facility in accordance with a timetable. Any determination regarding sale will be dependent upon the current and projected operating performance, the needs of the Registrant, the availability of buyers and buyers' financing and, in general, the relative merits of continued operation as opposed to sale. On any sale, the Registrant may accept purchase money obligations, unsecured or secured by mortgages as payment, depending upon then prevailing economic conditions that are customary in the area in which the property is located, credit of the buyer and available financing alternatives. (See ITEM 2, "PROMISSORY NOTES RESULTING FROM THE SALE OF HERITAGE POINTE CLAREMONT" "PROMISSORY NOTES") In such event, full distribution to the Partners may be delayed until the notes are paid at maturity, sold, refinanced or otherwise liquidated.

INDUSTRY BACKGROUND

ARVP III provides affordable senior apartments to qualified independent seniors who do not need or want the services provided by congregate care or assisted living facilities. These independent housing facilities are intended for people who enjoy an active lifestyle but want to be free of the burdens and responsibilities of owning and maintaining a home.

Assisted living represents a combination of housing, personalized support services, and health care designed to respond to the individual needs of the senior elderly who need help with activities of daily living, but do not need the higher acuity medical care provided in a skilled nursing facility. The assisted living market can be viewed as falling near the middle of the elder care continuum, between home-based care at one end and long-term skilled nursing facilities and acute care hospitals at the other.

The Registrant believes that the assisted living and senior apartment businesses will benefit from several significant trends affecting the long-term care industry. These are as follows:

Demographic trends: While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The typical resident at an assisted living facility is over the age of 65 with the largest percentage of residents around 84 years of age. This group represents one of the fastest growing segments of the population. According to the U.S. Bureau of the Census data, the number of people in the U.S. age 65 and older is expected to increase over 16% from 1996 to 2010. Moreover, the segment of the population 85 years of age or older is projected to increase more than 51% between the years of 1996 to 2010.

Another trend benefiting the assisted living industry is the increased affluence of the elderly population with incomes sufficient to afford assisted living. According to the National Planning Data Corporation Senior Life Report, in 1990, 1.9 million people over the age of 80 were estimated to have incomes over $15,000. By 1998, this number is projected to reach approximately 3.3 million people, an increase of 74%.

Historically, seniors were taken care of by their children, however, the increased number of two wage earner families has reduced the supply of in-home caregivers who are able to care for their elderly relatives at home. At the same time, the number of elderly people living alone has increased dramatically which can be attributed to rising divorce rates, lifestyle choices and longevity patterns. Assisted living facilities have and will continue to fill this void as the number of seniors without a family support system at home who need assistance in their daily activities increases.

Health care cost containment: In response to rapidly rising health care costs in this country, both the federal government and private pay sources have adopted cost containment measures that have encouraged reduced length of stay in hospitals and skilled nursing facilities. According to the U.S. Department of Health and Human Resources, approximately 25% to 40% of all nursing home residents could be cared for in a less institutional and more cost effective environment. Assisted living offers a cost-effective alternative for those individuals who do not require the level of medical services provided by hospitals and skilled nursing facilities.

Limited number of nursing home beds: The majority of states in the U.S. have enacted "Certificates of Need" or similar legislation, which generally limits the construction of skilled nursing facilities and the addition of beds or services in existing skilled nursing facilities. This legislation, coupled with higher construction costs, limitations on government reimbursement for the full cost of construction and start-up expenses also act to constrain growth in the supply of such facilities. Such restrictive legislation benefits the assisted living industry by limiting the supply of skilled nursing beds for the senior elderly. Moreover, cost factors are placing pressure on skilled nursing facilities to shift their focus toward higher acuity care thus creating a shortage of lower acuity care availability, and thereby increasing the pool of potential assisted living residents.

SERVICES

The Registrant provides services and care, which are designed to meet the individual needs of its residents. The services provided are designed to enhance both the physical and mental well-being of the senior resident in each of the Registrant's facilities by promoting their independence and dignity in a homelike setting. The assisted living program at the Registrant's facilities include:

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

Additional Services - The Registrant has designed additional assisted living services in a three-tier program available to residents on a personalized basis. These services are described as follows:

o Level One: Assistance to residents in the self-administration of medication. Where necessary, the assisted living staff will consult with the family, the physician or the insurance company of a resident to designate a home health care agency to administer the appropriate medication.

o Level Two: In addition to the services provided under Level One, assistance with bathing, dressing and grooming, escorting to and from meals and activities, reading mail, writing letters, shopping and other specialized activities. These services are provided on an as-needed basis and at the convenience of the resident.

o Level Three: All of the services provided by Level One and Two, and, in addition, provision of those services on a 24-hour basis. Further, this level provides appropriate services for individuals who require assistance with incontinence.

COMPETITION

Assisted living providers compete principally on the basis of the quality of care, breadth of services, location, facility appearance, price and reputation. Because of the changing demographics in the United States and the favorable attention that the assisted living industry has recently received, ARVP III expects increasing competitive pressure in the future. Currently, ARVP III competes not only with other assisted living providers but also with a number of healthcare service providers from home healthcare companies, retirement communities and facilities, and, to a lesser extent, convalescent centers and nursing homes. Many of these competitors are national and regional companies with greater financial resources than those of ARVP III. However, management believes that most of the competitive pressure will come from local and regional long-term care providers within the same geographical area as its prospective residents who tend to move to facilities near their home.

GOVERNMENT REGULATION

Assisted living facilities are subject to certain state regulations and licensing requirements. In order to qualify as a state licensed facility, assisted living facilities must comply with regulations which address, among other things, building codes and other ordinances, including fire safety codes, staffing requirements, required services and care standards and resident characteristics. Currently, both assisted living facilities are licensed and in substantial compliance with state regulations.

No significant changes in the state regulations are expected in the near future that would materially impact the business.

EMPLOYEES

Personnel at each of the Registrant's five facilities are employees of ARVAL. As of December 31, 1996, approximately 85 people were employed at these facilities. While none of ARVAL's employees are currently unionized, any unionization of workers in the assisted living industry or at the Registrant's facilities could increase labor costs. No assurances can be given that the facilities labor costs will not increase, or if they do increase, that they can be matched by corresponding increases in rental or management revenue. In addition, a shortage of qualified personnel may require ARVAL to enhance its wage and benefits package in order to compete with other providers of assisted living and senior housing to attract and retain qualified individuals.

ITEM 2. PROPERTIES

The following table sets forth, as of December 31, 1996, the location, the date on which operations commenced, number of units, number of beds, and the Company's interest in the property.

                                                                ARVPIII COMMENCED
        FACILITY                             LOCATION              OPERATIONS          UNITS       INTEREST
        --------                             --------              ----------          -----       --------
        ASSISTED LIVING FACILITIES
        Bradford Square                  Placentia, CA                1992            92        Fee Owned
        Chandler Villa                   Chandler, AZ                 1992            164       Fee Owned
        Villa Las Posas                  Camarillo, CA             Anticipated        123       Fee Owned
                                                               Third Quarter 1997
        SENIOR APARTMENTS
        Cedar Villas                     Ontario, CA                  1992            137       Fee Owned
        Pacific Villas                   Pomona, CA                   1992            132       Fee Owned
        Villa Azusa                      Azusa, CA                    1993            147       Fee Owned

OPERATIONAL HISTORY

The following tables summarize the average occupancy rate and average monthly rental rate per occupied unit at each of the five facilities over the past five years.

OCCUPANCY RATE

         FACILITY                         1996       1995          1994           1993            1992
                                          ----       ----          ----           ----            ----
         ASSISTED LIVING FACILITIES
         Bradford Square                  93%        92%           95%            93%             88%
         Chandler Villa                   97%        99%           99%            99%             97%
         SENIOR APARTMENTS
         Cedar Villa                      89%        93%           93%            N/A             N/A
         Pacific Villa                    90%        90%           95%            N/A             N/A
         Villa Azusa                      94%        82%           84%            N/A             N/A


AVERAGE MONTHLY RENTAL RATE

         FACILITY                              1996          1995          1994            1993           1992
                                               ----          ----          ----            ----           ----
         ASSISTED LIVING FACILITIES
         Bradford Square                     $1,440        $1,422        $1,387          $1,360         $1,347
         Chandler Villa                        $833          $716          $704            $688           $679

         SENIOR APARTMENTS
         Cedar Villa                           $451          $448          $443             N/A            N/A
         Pacific Villa                         $579          $560          $547             N/A            N/A
         Villa Azusa                           $489          $477          $465             N/A            N/A

PROMISSORY NOTES RESULTING FROM THE SALE OF HERITAGE POINTE CLAREMONT

HERITAGE POINTE CLAREMONT PARTNERS, L.P. ("HPCP")

In January 1992, the Registrant became a 50% co-general partner with Urban Housing Systems, Inc., a California Corporation ("UHSI") which owned a 12.5% interest, and two individuals (Michael Costa and John Huskey), each of whom owned 18.5% of the Partnership as limited partners. The partners contributed cash and all of their rights in several contracts to purchase, finance and develop a senior apartment complex in Claremont, California. Among the operating contracts was a Disposition and Development Agreement with the City of Claremont and its Redevelopment Agency, pursuant to which HPCP proceeded to develop plans for the project.

ACQUISITION

HPCP purchased an undeveloped parcel of land in Claremont, California from the Claremont Redevelopment Agency for $1,300,000 on October 5, 1992, and obtained a $5,600,000 construction loan from a commercial lender. With the loan proceeds, HPCP built a 154-unit senior apartment complex and completed construction in November, 1993. HPCP received its certificate of occupancy in November of 1993 and opened in December of 1993.

SALE OF PROJECT, RECEIPT OF NOTES

On May 31, 1993, Messrs. Costa and Huskey sold their partnership interests in HPCP to the Registrant (See above in this ITEM 2 "SENIOR APARTMENTS, GENERAL.") In September 1993, the Registrant contracted to sell the project to Claremont Senior Partners ("CSP") for $12,281,900. The managing general partner of the Registrant (ARVAL) is the Special Limited Partner of CSP. The transaction closed on December 30, 1993. CSP assumed the balance of the construction loan of $4,852,216 (although the Registrant remained fully liable for the loan) and the Registrant had taken back two notes receivable to finance the sale.

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

In April 1996 and January 1995, CSP paid $1,444,000 and $1,145,000 to the Partnership as principal and interest reductions of the promissory notes. Prior to 1996, this transaction had not been treated as a completed sale for accounting purposes under the requirements of Statements of Financial Accounting Standards Board No. 66 ("SFAS 66"); however, the sale was considered consummated. Accordingly, at December 31, 1995, the property was reported as property under contract for sale with the buyer's down payment and payments on the promissory notes reflected as deposits under contract for sale while the promissory notes were not recorded in the accompanying consolidated balance sheet.

Upon the receipt of the principal and interest payment from CSP in April 1996, a sufficient investment as defined by SFAS 66 was made and the sale was recognized. As CSP's excess cash flows do not currently exceed the interest payment requirements, SFAS 66 requires profit on the sale to be recognized under the cost recovery method as payments are received on the notes.

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

As of December 31, 1996, there were approximately 1,844 Unit Holders of record owning 18,666 units. For the years ended December 31, 1996 and 1995, the Registrant made distributions of $25.02 per unit and $15.03 per unit, respectively, of which $15.03 represented return of capital to the Unit Holders.

ITEM 6. SELECTED FINANCIAL DATA

The following table represents financial data for each of the last five years. Certain of this financial data has been derived from the Registrant's audited financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with "Management's Discussion and Analysis of Financial Condition Results of Operations" at Item 7. This table is not covered by the Independent Auditors' Report.

                                                     1996        1995         1994         1993        1992
                                                     ----        ----         ----         ----        ----
                                                                (In thousands, except unit data)
Revenues                                          $ 6,140     $ 6,095     $  6,135     $  5,382     $ 3,694
Net Income (Loss)                                     483        (464)        (699)        (775)         80
Net Income (Loss) per weighted average
  Limited Partner Unit outstanding                  25.63      (24.62)      (37.07)      (41.15)       5.04
Total Assets                                       25,300      32,794        34,794      35,378      29,294
Partners' Capital                                   8,318       8,307         9,054      12,592      14,027
Long Term Debt                                     16,023      20,746        21,279      19,661      14,303
Distributions of Earnings (per
  weighted average Limited
  Partner units outstanding                         25.02         -0-           -0-         -0-        5.04
Distributions - Return
  of Capital (per weighted average
  Limited Partner units outstanding)                  -0-       15.03        150.71       34.45       55.39
Total Distributions (per
  weighted average Limited
  Partner units outstanding                         25.02       15.03        150.71       34.45       60.43

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EVENT SUBSEQUENT TO DECEMBER 31, 1996

On March 12, 1997, ARVP III obtained a $7.7 million construction loan from Bank United of Texas for financing the construction of the assisted living facility known as Villa Las Posas located in Camarillo, California. The terms of the construction loan provide for the interest rate to be equal to the thirty-day LIBOR rate plus 2.75%.

RESULTS OF OPERATIONS

The Partnership reported net income of $483,000 for the year ended December 31, 1996 compared to net losses of $464,000 and $699,000 for the years ended December 31, 1995 and 1994 respectively. The 1996 net income included net profit of $569,000 on the sale of Heritage Point Claremont.

Revenue for the years ended December 31, 1996, 1995 and 1994 include rental income, assisted living revenue, interest earned on cash balances and other revenue. Total revenue for each of the three years ended December 31, 1996, 1995 and 1994 was $6.1 million.

The largest component of revenue, rent income, increased by approximately $300,000 from 1995 to 1996 after having been virtually unchanged from 1994 to 1995. The increase was primarily attributable to increased rental rates in the partnership's assisted living facilities.

Revenue from assisted living income increased by $75,000 (22%) from 1995 to 1996 following a decrease of $20,000 (5%) from 1994 to 1995. The increase in assisted living revenue in 1996 can be attributed to an aggressive assisted living services marketing program and the resulting increase in the number of residents using the program.

Interest, grants and other revenue decreased by $346,000 (53%) from 1995 to 1996 after having been virtually unchanged from 1994 to 1995. The decrease was due to a one-time grant received in 1995 and interest payments received on the note receivable from the sale of Heritage Pointe Claremont. Interest income results from interest earned on cash deposits. Other revenue generally includes processing fees and beauty shop revenue.

Sources of revenue for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                      1996          1995          1994
                                      ----          ----          ----
                                              (In thousands)
Rent                                $5,446        $5,130        $5,154
Assisted Living                        419           344           364
Interest                               178           500           530
Grants                                 -0-            41           -0-
Other                                   97            80            87
                                    ------        ------        ------
Total Revenue                       $6,140        $6,095        $6,135
                                    ======        ======        ======

Total costs and expenses for the years ended 1996, 1995 and 1994 were $6.2 million, $6.6 million and $6.8 million, respectively.

The largest component of expenses, rental property operations, consist primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operating expenses increased by $142,000 from 1995 to 1996 following a decrease of $89,000 from 1994 to 1995. The changes in property operating expenses are primarily due to the fluctuations in aggregate occupancy levels and payroll expenses.

Assisted living expenses consist primarily of payroll expenses and supplies related to the provision of assisted living services. Assisted living expenses increased by $29,000 from 1995 to 1996 and decreased by $41,000 from 1994 to 1995. In 1996, assisted living expenses increased as a result of the increase in the related staff providing assisted living services. The staff size was increased due to the increase in the number of residents using the assisted living services. This increase corresponds with the increase in assisted living
revenue.   In 1995, assisted living expenses decreased as a result of the decrease in the related staffing requirements which corresponds with the decrease in assisted living revenue.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt expense, data processing, investor relations, insurance and professional services. General and administrative expense increased by $18,000 from 1995 to 1996 following a decrease of $27,000 from 1994 to 1995. In 1996, the increase in general and administrative expense was primarily due to inflationary increases in wages.
In 1995, the decrease was due to the elimination of marketing commissions paid by the Registrant for leasing of the facilities.

Depreciation and amortization decreased by $251,000 from 1995 to 1996 and decreased by $51,000 from 1994 to 1995. Depreciation and amortization decreased due to a portion of fixed assets becoming fully depreciated.

Property taxes decreased by $52,000 from 1995 to 1996 and increased by $63,000 from 1994 to 1995 due to changes in property tax assessments. The Partnership successfully appealed property tax assessments on certain of its properties.

Interest expense decreased by $265,000 from 1995 to 1996 and decreased by $81,000 from 1994 to 1995. These decreases are due to the decrease in borrowings on the Partnership's line of credit. The Partnership no longer has the line of credit.

Selected costs and expenses for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                           1996          1995          1994
                                           ----          ----          ----
                                                   (In thousands)
Rental Property Operations               $2,639        $2,497        $2,586
Assisted Living                             197           168           209
General & Administrative                    420           402           429
Depreciation & Amortization               1,003         1,254         1,305
Property Taxes                              281           333           270
Interest                                  1,603         1,868         1,949

LIQUIDITY

The General Partners expect that the cash to be generated from operations of all the Registrant's properties will be adequate to pay operating expenses and provide distributions to the Partners. On a long-term basis, the Partnership's liquidity is sustained primarily from cash flow provided by operating activities. During 1996, net cash provided by operating activities was approximately $1.3 million compared to $906,000 and $835,000 for the years ended 1995 and 1994, respectively.

During 1996, ARVP III used net cash in investing activities of $71,000 compared to net cash provided by investing activities of $755,000 and $1.2 million for the years ended 1995 and 1994, respectively. The Registrant's investing activities consisted of capital improvements made on its five properties, construction costs for the property under construction and deposits received on the property under contract for sale.

During 1996, the Partnership used net cash in financing activities of $862,000 compared to $2.7 million and $1.1 million for the years ended 1995 and 1994, respectively. The Registrant's financing activities consisted of borrowings or repayments on notes payable and lines of credit, construction loan draws and distributions made to partners.

The General Partners are not aware of any trends, other than national economic conditions, which had had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. The General Partners believe that if the inflation rate increases they will be able to pass the subsequent increases in operating expenses onto the residents at the properties by way of higher rental and assisted living rates. The Registrant has long term debt of approximately $16.0 million as December 31, 1996. Of this amount, $51,000 is due by December 1, 2000, $4.8 million is due by January 1, 2007, $3.0 million is due by February 1, 2017, $4.2 million is due by November 1, 2017 and $3.9 million is due by February 1, 2019, based on stated terms.

CAPITAL RESOURCES

The Registrant contemplates spending approximately $130,000 for capital expenditures during 1997 for physical improvements at its five projects. The funds for these improvements should be available from operations. With respect to the development of the Villa Las Posas facility, the Registrant believes that funds provided by construction borrowings will be sufficient to fund the costs associated with the construction of the facility.

When the Registrant purchased the Pacific Villas and Cedar Villas in 1992, it took title to the property subject to the existing financing. The financing contained terms which allowed the lender to declare the entire amount of the financing due upon sale. To date, the mortgage lenders have not exercised this option. In the event the mortgage lenders do exercise this option, the Registrant will be required to either refinance the apartment facilities or obtain capital to repay the mortgages.

There are no known material trends, favorable or unfavorable, in the Registrant's capital resources, and there is no expected change in the mix of such resources.

FUTURE CASH DISTRIBUTIONS

The General Partners believe that the Registrant's ability to make cash distributions to limited partners depends on factors such as:

         (i) Future costs of long-term financing associated with the Camarillo site.

         (ii) Start-up losses incurred in the initial leasing and operation of the Camarillo facility.

         (iii) The Registrant's ability to rent the available units and maintain high occupancies.

         (iv) The Registrant's ability to control both operating and administrative expenses.

         (v) The Registrant's ability to maintain adequate working capital.

         (vi) The absence of any losses from uninsured property damage (e.g., earthquakes) or future litigation.

         (vii) The Registrant's ability to generate proceeds from the sales of its properties.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 ("SFAS No.121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires the Registrant to prepare an assessment of certain long-lived assets, including many intangible assets, for possible impairment when events or circumstances indicate the carrying amounts of these assets may not be recoverable. The Registrant adopted this new pronouncement in fiscal year 1994 without impact to its financial statements.

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

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INDIVIDUAL GENERAL PARTNERS OF THE REGISTRANT

GARY L. DAVIDSON. Mr. Davidson, age 62, an attorney, received his Bachelor's Degree in 1958 and his Juris Doctor Degree in 1961 from the University of California at Los Angeles. Mr. Davidson has practiced law in Orange County since 1962. During his professional career, he has been active in numerous business and professional sports ventures. In 1979, with Mr. Booty and others, he founded the predecessor to ARVAL. Mr. Davidson serves as a Director and is the President and Chairman of the Board of ARVAL.

JOHN A. BOOTY. Mr. Booty, age 58, is a graduate of the University of California at Berkeley, from which he also holds a Master's Degree in Business Administration. Mr. Booty was with Ford Motor Company Aeronutronics, Development Research Associates and Booz Allen and Hamilton, of which Mr. Booty was a Vice President. In 1979, with Mr. Davidson and others, he founded the
predecessor to ARVAL.   In 1996 Mr. Booty retired as President of ARVAL. Mr.
Booty continues to serve as a Director of ARVAL.

DAVID P. COLLINS. Mr. Collins, age 59, received his Bachelor's Degree from St. Anselm College, Manchester, New Hampshire in 1960. His first association with ARVAL occurred in 1982. Mr. Collins is a registered principal with the National Association of Securities Dealers, Inc. Mr. Collins is a member and former Chairman of the Board of the Orange County Chapter of the International Association for Financial Planners. For many years, Mr. Collins was active in the field of international finance, mostly in the Middle East, and in 1971, was a founder of the World Trade Center Association of Orange County. Mr. Collins is a Director and Senior Executive Vice President of ARVAL.

JOHN S. JASON, 61, graduated from the University of Indiana with a degree in Business Administration. He was associated with KPMG Peat Marwick LLP for 6 years. In 1979, with Messrs. Booty, Davidson and Rota, he founded the predecessor to ARVAL. In February 1993, Mr. Jason retired from active service with ARVAL and retired from his positions as a Director and as Executive Vice President of ARVAL. Mr. Jason is currently retired.

TONY ROTA, 68, is a licensed real estate broker, and has been active in real estate investments since 1958. In 1979, with Messrs. Booty, Davidson and Jason, he founded the predecessor to ARVAL. In November 1992, Mr. Rota retired from active service with ARVAL and retired from his positions as a Director and as Vice President of ARVAL. Mr. Rota is currently retired.

EXECUTIVE OFFICERS OF ARV ASSISTED LIVING, INC. ("ARV")

For a description of Messieurs Davidson and Collins, please see above.

GRAHAM P. ESPLEY-JONES. Mr. Espley-Jones, age 37, graduated from Pepperdine University with an MBA and from San Diego State University with a degree in Business Administration. Mr. Espley-Jones is a Registered Representative and Financial Principal with the National Association of Securities Dealers. From 1985 to 1988 he served as the Controller for the real estate division of First California Savings Bank. Mr. Espley-Jones joined ARVAL in 1988 and serves as Assistant Secretary and Chief Financial Officer.

DIRECTORS OF ARVAL

For a description of Messieurs Davidson, Booty and Collins, please see above.

R. BRUCE ANDREWS. Mr. Andrews, age 56, has served as President and Chief Executive Officer of Nationwide Health Properties, Inc. (a New York Stock Exchange listed REIT) since September 1989 and a director of that company since October 1989. Mr. Andrews had previously served as a director of American Medical International, Inc., a hospital management company, and served as its Chief Financial Officer from 1970 to 1985 and its Chief Operating Officer in 1985 and 1986. Mr. Andrews is also a director of Alexander Haagen Properties, Inc.

MAURICE J. DEWALD. Mr. DeWald, age 57, is Chairman and Chief Executive Officer of Verity Financial Group based in Irvine, California. Mr. DeWald founded Verity Financial in 1992 to develop and implement investment opportunities in the U.S. and internationally. Previously, Mr. DeWald had a 30 year career at KPMG Peat Marwick LLP, where he was a Managing Partner and served on its Board of Directors. Mr. DeWald is currently a director of several other firms, including: Tenet Healthcare Corporation, Dai-Ichi Kangyo Bank of California, and Monarch Funds. He is also a trustee of St. John's Hospital and Health Care Foundation and Loyola Marymount University, and serves on the advisory Council of the University of Notre Dame School of Business. Mr. DeWald is a Certified Public Accountant.

JAMES M. PETERS. Mr. Peters, age 61, is the founder of the J. M. Peters Company (an American Stock Exchange listed company), a California-based home building firm operating in 14 western states. Mr. Peters served as President and Chief Executive Officer of the J. M. Peters Company from its inception in 1975 until his retirement in 1992. During his career, Mr. Peters has been responsible for building and marketing more than 12,000 housing units. Mr. Peters serves as a member of the Board of Trustees of the UCLA Foundation.

JOHN J. RYDZEWSKI. Mr. Rydzewski, age 43, is an investment banker specializing in health care finance. He has been a member of the firm Benedetto, Gartland & Greene, Inc. since 1993. Mr. Rydzewski served as Executive Vice President and Chief Financial Officer in 1992 for Four Winds, Inc., a provider of behavioral health care services. He also served as a Vice President in the health care finance group of Kidder, Peabody & Co. Incorporated from 1986 to 1992. He has served as a director of United Medical Corporation, a diversified health services provider, and Maxim Healthcare Corporation, a behavioral health services provider. Mr. Rydzewski received a Master of Business Administration and a Bachelor of Science Degree from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the General Partners' potential compensation and the compensation which the General Partners are earning.

Acquisition Fees
(ARV Assisted Living, Inc.)                   A property acquisition fee of 2% of Gross Offering Proceeds to be paid for services in connection with the selection and purchase of Projects and related negotiations. In addition, a development, processing and renovation fee of 3.5% of Gross Offering
                                              Proceeds to be paid for services in connection with negotiations for or the renovation or improvement of existing facilities and the development, processing or construction of Projects developed by the Registrant. There were -0- property acquisitions, development, processing and renovation fees for the years ending December 31, 1996,
                                              1995 and 1994.

Rent-Up and Staff Training Fees
(ARV Assisted Living, Inc.)                   Rent-up and staff training fees of 4.5% of the Gross Offering Proceeds allocated to each specific acquired or developed Project. Such fees will be paid for services in connection with the opening and initial operations of the Projects including, without limitation, design and implementation of the advertising, direct solicitation and other campaigns to attract residents and the initial hiring and training of managers, food service specialists, activities directors and other personnel employed in the individual facilities. There were no rent-up and staff training fees for the years ending December 31, 1996, 1995 and 1994.

Property Management Fees
(ARV Assisted Living, Inc.)                   A property management fee of 5% of gross revenues paid for managerial services including general supervision, hiring of onsite management personnel employed by the
                                              Registrant, renting of units, installation and provision of food service, maintenance, and other operations. Property management fees for the years ending December 31, 1996,
                                              1995 and 1994 were $298,000, $280,000 and $326,000, respectively.

Partnership Management Fees
(ARV Assisted Living, Inc.)                   A fixed partnership management fee of 10% of cash flow before distributions is paid for implementing the Partnership business plan, supervising and management of
                                              Partnership affairs including general administration, coordination of legal, audit, tax, and insurance matters. Partnership management fees for the years ending December
                                              31, 1996, 1995 and 1994 were $112,000, $92,000 and $88,000, respectively.

Sale of Partnership Projects
(ARV Assisted Living, Inc.)                   The Limited Partnership Agreement neither permits nor prohibits payment or compensation in the form of real estate commissions to the General Partners or its
                                              Affiliates which is subordinated to a return to Limited Partners of their capital contributions plus an 8% per annum, cumulative, but not compounded, return thereon from all sources, including prior distribution of cash flow. Any such compensation shall not exceed 3% of the gross sales price or 50% of the standard real estate brokerage commission, whichever is less. In fiscal 1996, 1995 and 1994, the Registrant paid the General Partner a selling commission of $-0-, $-0- and $388,000 respectively.

Subordinated Incentive Compensation
(ARV Assisted Living, Inc.)                   15% of Proceeds of Sale or Refinancing subordinated to a return of initial Capital
                                              Contributions plus accumulative, but not compounded return on capital contributions varying from 8% to 10% per annum.  In 1996, 1995 and 1994, no incentive compensation was paid.

Partnership Interest
(General Partners)                            1% of all items of capital, profit or loss, and liquidating Distributions, subject to a capital account adjustment.

Reimbursed Expenses & Credit

Enhancement (General Partners)                General Partners may receive fees for personal guarantees of loans made to the
                                              Registrant. All Registrant's expenses shall be billed directly to and paid by the
                                              Registrant. General Partners may be reimbursed for the actual cost of goods and materials obtained from unaffiliated entities and used for or by the Registrant. The
                                              Managing Partner will be reimbursed for administrative services necessary to the prudent operation of Registrant, provided that such reimbursement is at the lower of its actual cost or the amount which the Registrant would be required to pay to independent parties for comparable administrative services in the same geographic location. The total reimbursements to ARVAL amounted to $1.4 million, $1.2 million and
                                              $1.4 million for the years ending December 31, 1996, 1995 and 1994, respectively.

Finder Fees
(ARV Assisted Living, Inc.)                   General Partners received finders fees in conjunction with obtaining grants for the rehabilitation of Cedar Villas and Villa Azusa. The finders fees amount to 10% of the total grant money received by the Registrant. Finder fees for the years ending
                                              December 31, 1996, 1995 and 1994 were  $-0-, $-0-  and $50,000, respectively.

Indemnity Fees
(General Partners)                            The General Partners received $96,000 for indemnifying and holding UHSI, holding UHSI,
                                              Costa and Husky harmless from any liabilities as a result of the Registrant's buy out of them. Indemnity fees for the years ending December 31, 1996, 1995 and 1994 were paid.

SEE FOOTNOTE 3 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (TRANSACTIONS WITH AFFILIATES).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than the compensation earned by the General Partners, as set out under
ITEM 11 above, no General Partner or Affiliate receives any direct or indirect compensation from the Registrant. For example, the Managing Partner receives a management fee of 5% of Gross Revenues. Because these fees are payable without regard to whether particular facilities are generating Cash Flow or otherwise benefiting the Registrant, a conflict of interest could arise in that it might be to the advantage of the General Partners that a facility be retained or re-financed rather than sold. On the other hand, an Affiliate of the General Partners may earn a real estate commission on sale of a property, creating incentive to sell what might be a profitable property.

The General Partners have authority to invest the Registrant's funds in properties or entities in which they, or any affiliate has an interest, provided the Registrant acquires a controlling interest. In any such investment, duplicate property management or other fees will not be permitted. The General Partners or Affiliates may, however, purchase property in their own names and temporarily hold title to facilitate acquisition for the Registrant, provided that such property is purchased by the Registrant at cost (including acquisition, closing and carrying costs). The General Partners will not commingle Registrant's funds with those of any other person or entity.

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

The personnel working at each facility are employed by the Registrant's managing partner, ARVAL. ARVAL pays payroll and retirement benefit expenses on the Registrant's behalf and is subsequently reimbursed by the Registrant. The retirement benefit expense consists of contributions made to an employee stock ownership plan ("ESOP"). Effective April 1, 1991, ARVAL approved an ESOP to enable all eligible employees of ARVAL and its affiliates to own common stock in ARVAL. The last contribution made to the ESOP was on March 31, 1995. The General Partners are currently considering whether or not to continue making contributions to the ESOP.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Report:

         (i)     Independent Auditors' Report.

         (ii)    Consolidated Balance Sheets - December 31, 1996 and 1995.

         (iii) Consolidated Statements of Operations - Years ended December 31, 1996, 1995 and 1994.

         (iv) Consolidated Statements of Partners' Capital - Years ended December 31, 1996, 1995 and 1994.

         (v) Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994.

         (vi)    Notes to Consolidated Financial Statements.

         (vii) Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation and Amortization - December 31, 1996.

(b) Reports on Form 8-K. The registrant did not file any 8-K reports during the last quarter of 1996.

(c)      Exhibit 27 - Financial Data Schedule

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

         AMERICAN RETIREMENT VILLAS PROPERTIES III,
         A CALIFORNIA LIMITED PARTNERSHIP,
         BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT


         /s/ Gary L. Davidson
         By: Gary L. Davidson, Chairman of the Board and Director of ARVAL, Managing General Partner

         /s/ Graham P. Espley-Jones
         By:  Graham P. Espley-Jones, Chief Financial Officer and
              Assistant Secretary of ARVAL, Managing General Partner

         /s/ John A. Booty
         By:  John A. Booty, Director of ARVAL,
              Managing General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                              TITLE                                  DATE
       ---------                              -----                                  ----
/s/ Gary L. Davidson                Chairman of the Board                       April 15, 1997
Gary L. Davidson                    and Director of ARVAL
                                    Managing General Partner


/s/ Graham P. Espley-Jones          Chief Financial Officer                     April 15, 1997
Graham P. Espley-Jones              and Assistant Secretary of ARVAL
                                    Managing General Partner


/s/ John A. Booty                   Director of ARVAL                           April 15, 1997
John A. Booty                       Managing General Partner

                    AMERICAN RETIREMENT VILLAS
                    PROPERTIES III, L.P.
                    (A California Limited Partnership)

                    Annual Report - Form 10-K

                    Consolidated Financial Statements and Schedule

                    Items 8 and 14(a)

                    December 31, 1996 and 1995

                    (With Independent Auditors' Report Thereon)

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                             Annual Report - Form 10-K

                                 Items 8 and 14(a)

              Index to Consolidated Financial Statements and Schedule


                                                                            Page
                                                                            ----
Independent Auditors' Report                                                   1

Consolidated Balance Sheets - December 31, 1996 and 1995                       2

Consolidated Statements of Operations - Years ended December 31,
    1996, 1995 and 1994                                                        3

Consolidated Statements of Partners' Capital - Years ended December 31,
    1996, 1995 and 1994                                                        4

Consolidated Statements of Cash Flows - Years ended December 31,
    1996, 1995 and 1994                                                        5

Notes to Consolidated Financial Statements                                     6

Schedule

Real Estate and Related Accumulated Depreciation and
    Amortization - December 31, 1996                                 Schedule III




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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Villas Properties III, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                /s/ KPMG PEAT MARWICK LLP


Orange County, California
March 21, 1997

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995



                      ASSETS                                      1996            1995
                                                                --------        --------
                                                                  (IN THOUSANDS EXCEPT
                                                                     PER UNIT DATA)
Properties, at cost (notes 4, 5, 6 and 7):
   Land                                                         $  4,674           4,667
   Building and improvements, less accumulated depreciation
     of $3,373 in 1996 and $2,658 in 1995                         18,921          18,237
   Furniture, fixtures and equipment, less accumulated
     depreciation of $498 in 1996 and $762 in 1995                   322             394
                                                                --------        --------

          Net properties                                          23,917          23,298

Property under contract for sale (notes 1 and 5)                      --           8,500
Cash                                                                 893             478
Restricted cash (note 6)                                             137             130
Loan fees, less accumulated amortization of $140 in 1996
  and $105 in 1995                                                   105             141
Other assets                                                         248             247
                                                                --------        --------
                                                                $ 25,300          32,794
                                                                ========        ========

                     LIABILITIES AND PARTNERS' CAPITAL

Notes payable (notes 4, 6 and 9)                                $ 16,023          16,272
Loan secured by property under contract for sale (notes 5
  and 6)                                                              --           4,474
Deposits under contract for sale (note 5)                             --           2,969
Accounts payable and accrued expenses                                734             488
Amounts payable to affiliates (note 3)                               138             113
Distributions payable to Partners (note 2)                            46             187
                                                                --------        --------
          Total liabilities                                       16,941          24,503

Minority interest                                                     41             (16)
                                                                --------        --------

Partners' capital (deficit) (notes 2 and 3):
   General partners                                                  (76)            (76)
   Limited partners, 18,652 units outstanding at December 31,
     1996 and 1995, respectively                                   8,394           8,383
                                                                --------        --------
          Total partners' capital                                  8,318           8,307

Commitments and contingencies (notes 6 and 7)
                                                                --------        --------
                                                                $ 25,300          32,794
                                                                ========        ========


See accompanying notes to consolidated financial statements.

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                       Consolidated Statements of Operations

                    Years ended December 31, 1996, 1995 and 1994




                                             1996           1995            1994
                                            -------        -------         -------
                                              (IN THOUSANDS EXCEPT PER UNIT DATA)
Revenues:
   Rent                                     $ 5,446          5,130           5,154
   Assisted living                              419            344             364
   Interest                                     178            500             530
   Grants (note 7)                               --             41              --
   Other                                         97             80              87
                                            -------        -------         -------

         Total operating revenues             6,140          6,095           6,135
                                            -------        -------         -------

Costs and expenses:
   Rental property operations (including
    $1,415, $1,285 and $1,349 related to
    affiliates in 1996, 1995 and 1994,
    respectively)(note 3)                     2,639          2,497           2,586
   Assisted living (all related to
    affiliates) (note 3)                        197            168             209
   Depreciation and amortization              1,003          1,254           1,305
   Interest (note 6)                          1,603          1,868           1,949
   General and administrative (including
     $163, $145 and $228 related to
     affiliates in 1996, 1995 and 1994,
     respectively) (note 3)                     420            402             429
   Property taxes                               281            333             270
   Advertising                                   26             41              69
   Minority interest in operations (note 4)      57             (4)             17
                                            -------        -------         -------

         Total operating costs and expenses   6,226          6,559           6,834
                                            -------        -------         -------

         Net operating loss                     (86)          (464)           (699)

Net profit on sale of property (note 5)         569             --              --
                                            -------        -------         -------

         Net income (loss)                  $   483           (464)           (699)
                                            =======        =======         =======

Net income (loss) per limited partner unit  $ 25.63         (24.62)         (37.07)
                                            =======        =======         =======



See accompanying notes to consolidated financial statements.

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                  Consolidated Statements of Partners' Capital

                  Years ended December 31, 1996, 1995 and 1994



                                                                           TOTAL
                                             GENERAL       LIMITED        PARTNERS'
                                             PARTNERS      PARTNERS        CAPITAL
                                             --------      --------       ---------
                                             (IN THOUSANDS EXCEPT PER UNIT DATA)
Balance (deficit) at December 31, 1993        $ (33)        12,625          12,592

Distributions to partners ($150.71 per
   limited partner unit)                        (28)        (2,811)         (2,839)

Net loss                                         (7)          (692)           (699)
                                              -----         ------          ------

Balance (deficit) at December 31, 1994          (68)         9,122           9,054

Distributions to partners ($15.03 per
   limited partner unit)                         (3)          (280)           (283)

Net loss                                         (5)          (459)           (464)
                                              -----         ------          ------

Balance (deficit) at December 31, 1995          (76)         8,383           8,307

Distributions to partners ($25.02 per
   limited partner unit)                         (5)          (467)           (472)

Net income                                        5            478             483
                                              -----         ------          ------

Balance (deficit) at December 31, 1996        $ (76)         8,394           8,318
                                              =====         ======          ======




See accompanying notes to consolidated financial statements.

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994


                                                            1996           1995            1994
                                                           -------        ------          -------
                                                            (IN THOUSANDS EXCEPT PER UNIT DATA)
Cash flows from operating activities:
   Net income (loss)                                       $   483           (464)           (699)
   Adjustment to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                          1,003          1,254           1,305
      Gain recognized on property sold                        (569)            --              --
      Loss on disposal of property and equipment                53             --              --
   Change in minority interest                                  57            (23)              6
   Change in assets and liabilities:
    (Increase) decrease in restricted cash                      (7)           120              --
    (Increase) decrease in other assets                         (1)            --             199
    Increase (decrease) in accounts payable and accrued
      expenses                                                 246              9              (6)
    Increase in amounts payable to affiliates                   72             11              29
    Other                                                       11             (1)              1
                                                           -------        -------         -------

            Net cash provided by operating activities        1,348            906             835
                                                           -------        -------         -------

Cash flows from investing activities:
   Improvements and building construction                   (1,455)          (276)           (157)
   Additions to furniture, fixtures and equipment, net         (90)          (154)            (84)
   Payment of real estate commission                            --             --            (388)
   Deposit on property under contract for sale                  --          1,185           1,795
   Cash received for property sold under contract            1,474             --              --
                                                           -------        -------         -------

            Net cash provided by (used in) investing
              activities                                       (71)           755           1,166
                                                           -------        -------         -------

Cash flows from financing activities:
   Decrease in amounts receivable from affiliate                --             47             209
   Proceeds from notes payable                                   7             66             200
   Principal repayments on notes payable                      (256)          (223)           (454)
   Borrowings on line-of-credit agreement                       --             --             300
   Repayments on line-of-credit agreement                       --           (350)           (450)
   Distributions paid                                         (613)        (2,209)           (916)
                                                           -------        -------         -------

            Net cash used in financing activities             (862)        (2,669)         (1,111)
                                                           -------        -------         -------

            Net increase (decrease) in cash and cash
              equivalents                                      415         (1,008)            890

Cash at beginning of year                                      478          1,486             596
                                                           -------        -------         -------

Cash at end of year                                        $   893            478           1,486
                                                           =======        =======         =======

Supplemental schedule of cash flow information - cash
   paid during the year for interest (net of
   capitalized interest of $0, $0 and $50,000
   in 1996, 1995 and 1994, respectively)                   $ 1,893          1,870           1,948
                                                           =======        =======         =======

Noncash - application of deposits to sale of property      $ 4,601             --              --
                                                           =======        =======         =======



See accompanying notes to consolidated financial statements.

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of American Retirement Villas Properties III, L.P. (the Partnership) include the accounts of the Partnership, ARVP III/Bradford Square, L.P. (ARVP III/BS), Heritage Pointe Ontario Partners, L.P. (HPOP), and Heritage Pointe Pomona Partners, L.P.
     (HPPP) at December 31, 1996 and 1995 and the years ended December 31, 1996, 1995 and 1994 and Heritage Pointe Claremont Partners, L.P. (HPCP) at December 31, 1995 and the years ended December 31, 1995 and 1994. In April 1996, under the requirements of Statement of Financial Accounting Standards No. 66 (SFAS No. 66), "Accounting for Sale of Real Estate," the sale of HPCP was recorded. As a result, consolidated financial statements of the Partnership as of and for the year ended December 31, 1996 does not include the accounts of HPCP. The Partnership is a 50% general partner in ARVP III/BS and effective in May 1993, became a 100% owner of HPOP, HPPP and HPCP. The Partnership was previously a 50% general partner in HPOP, HPPP and HPCP. All intercompany balances and transactions have been eliminated in consolidation. The Partnership consolidates these limited partnerships since it has a controlling financial interest. Minority interest, which is included in accrued expenses, represents the minority partners' cost to acquire the minority interest adjusted by their proportionate share of subsequent earnings, losses and distributions.

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

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires the Partnership to adopt the provisions of the new statement no later than fiscal 1996. SFAS No. 121 requires an impairment loss to be recorded as a reduction to operating income if the sum of the expected undiscounted cash flows derived from an asset is less than the asset's carrying value. The Partnership adopted SFAS No. 121 in fiscal year 1994 without any impact on the consolidated financial statements.

     PRE-OPENING COSTS

     Costs such as fees paid for employee training, rent-up and other related costs incurred prior to the opening of a retirement facility are deferred and amortized using the straight-line method over a period of one year after the facilities opening.

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

     Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles (GAAP) and for Federal income tax reporting purposes at December 31 (in thousands):

                                    1996                            1995
                          ----------------------------    ----------------------------
                          GAAP BASIS      TAX BASIS(1)    GAAP BASIS      TAX BASIS(1)
                          ----------      ------------    ----------      ------------
      Total assets         $25,300          32,513          32,794          31,467
                           =======          ======          ======          ======

      Total liabilities    $16,941          21,627          24,503          17,478
                           =======          ======          ======          ======

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued


     Following are the differences between the financial statement and tax return income (in thousands):

                                              1996           1995            1994
                                             ------         ------          ------
Net income (loss) per financial statements   $  483           (464)           (699)
Guaranteed payments (1)                         410            372             325
Depreciation differences on properties (1)      208            456             218
Amortization differences on intangible
assets (1)                                       57             53              73
Deferred income (1)                              --            (10)             15
Capitalized costs (1)                            --           (324)
Imputed interest (1)                             --             --             178
Interest expense (1)                           (470)            --             240
Interest income (1)                             771             --             392
Gain (loss) on sale of assets (1)              (254)            --             361
Other (1)                                        75            749             102
                                             ------         ------          ------

       Total income per Federal tax
         return (1)                          $1,280            832           1,205
                                             ======         ======          ======


(1) Unaudited.

     NET INCOME (LOSS) PER LIMITED PARTNER UNIT

     Net income (loss) per limited partner unit was based on the weighted average number of limited partner units outstanding of 18,652 in 1996, 1995 and 1994.

     RECLASSIFICATIONS

     Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.


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

     Limited partner units (minimum of 2 units per investor for Individual Retirement Accounts, KEOGH'S and pension plans and 5 units for all other investors) were offered for sale to the general public. Each limited partner unit represents a $1,000 capital contribution. There were 18,652 Limited Partner units sold through the end of the offering in October 1992 which represented a cumulative capital investment of $18,653,000, net of units repurchased. Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions.

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


(3)  TRANSACTIONS WITH AFFILIATES

     The Partnership has an agreement with ARVAL providing for a property management fee of 5% of gross revenues and a Partnership management fee of 10% of cash flow before distributions, as defined in the Partnership Agreement, amounting to $298,000, $280,000 and $326,000 and $112,000,
     $92,000 and $88,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     ARVAL pays certain expenses, such as repairs and maintenance, supplies, payroll and retirement benefit expenses on behalf of the Partnership and is subsequently reimbursed by the Partnership. The retirement benefit expenses of $0, $4,000 and $31,000 for the years ended December 31, 1996, 1995 and 1994, respectively, consists of contributions made to an employee stock ownership plan (ESOP). The total reimbursements to ARVAL, including the retirement benefit expense, are included in rental property operations and general and administrative expenses in the accompanying statements of operations and amounted to $1,365,000, $1,226,000 and $1,372,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     In consideration for services rendered with respect to property acquisitions, the Managing General Partner is paid a property acquisition fee of a maximum of 2% of the gross offering proceeds. In addition, the Managing General Partner is entitled to a development, processing and renovation fee of a maximum of 3.5% of gross offering proceeds allocated to a particular project. The Managing General Partner is also entitled to a maximum fee of 4.5% of gross

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued



     offering proceeds for rent-up and staff training services. Property acquisition and development, processing and renovation fees amounted to $1,027,000 at December 31, 1992 and were capitalized as part of the cost of the related properties.

     During 1993, the other Co-General Partner in HPOP, HPPP and HPCP assigned its 12.5% interest in the respective partnerships to the two limited partners giving each Limited Partner a 25% interest in each partnership. Subsequently, in May 1994, the Partnership acquired each Limited Partner's interests in the aforementioned partnerships for a total cost of $198,000.

     During October 1992, the Partnership's offering was closed and the excess of the syndication costs incurred over the 15% maximum of $2,800,000 was required to be reimbursed by the General Partners in accordance with the Partnership Agreement. As of December 31, 1995 all excess syndication costs incurred were reimbursed from the General Partners.

     During 1993, the Partnership entered into rehabilitation and affordable housing subsidy agreements with the cities of Azusa and Ontario. In conjunction with obtaining the grants, the Partnership paid ARVAL certain finders fees which have been capitalized as part of the cost of the respective property as all of the available grant monies had been received at December 31, 1995.

     During 1993, the Partnership paid predevelopment costs of $41,000 to an unrelated third party associated with the purchase of a property which was instead purchased by an affiliated partnership. This amount was repaid to the Partnership by ARV Community Builders, a subsidiary of ARVAL, and General Partner of the related partnership, in 1994.

     In connection with the HPCP sales agreement, the Partnership paid the general partner a selling commission of $388,000 in 1994.

     During 1994, the Partnership borrowed $200,000 from an affiliate of the General Partner, the balance of which was subsequently assumed by ARVAL, including accrued interest. The 60-day note bore interest at 10%.

     Amounts payable to affiliate at December 31, 1996 and 1995 includes expense reimbursements and accrued property management and partnership management fees.


(4)  PROPERTIES

     VILLA LAS POSAS

     In December 1989, the Partnership purchased land in Camarillo, California upon which to construct an assisted living facility. The total purchase price of the land plus development costs incurred to date amounted to $4,167,000 at December 31, 1996. The project is currently in development and is anticipated to be completed in fiscal year 1997.

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

     Under the limited partnership agreement between the Partnership and Bradford Square Ltd., the Partnership receives a 9% preferred return on 125% of amounts contributed to the partnership. The remaining cash flow from operations is divided equally between the Partnership and Bradford Square Ltd. During 1996, 1995 and 1994, the Partnership received a preferred return of $253,000, $167,000 and $215,000, respectively.

     CEDAR VILLAS

     The Partnership entered into a limited partnership, HPOP, in 1992 and in 1993 acquired the other partners interests in HPOP. On October 1, 1992, HPOP purchased an existing senior apartment facility (Cedar Villas) from an unrelated third party. The purchase price consisted of cash and a loan in favor of a bank collateralized by the property but not formally assumed by the Partnership.

     PACIFIC VILLAS

     In 1992, the Partnership entered into another limited partnership, HPPP and in 1993 acquired the other partners interests in HPPP. On October 1, 1992, HPPP purchased an existing senior apartment facility (Pacific Villas) from an unrelated third party. The purchase price consisted of a note taken back by the seller, a loan in favor of a bank collateralized by the property but not formally assumed by HPPP and the remainder of the purchase price was paid in cash.

(5)  SALE OF PROPERTY - HERITAGE POINTE CLAREMONT

     In 1992, the Partnership entered into a limited partnership, HPCP and in 1993 acquired the other partners interests. On October 5, 1992, HPCP purchased an undeveloped parcel of land in Claremont, California from an unrelated third party and obtained a construction loan, secured by the property, to finance the cost of building a senior apartment facility.

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued



     In December 1993, HPCP transferred title to the partnership's property, valued at $9,075,000, to an affiliated partnership, Claremont Senior Partners, L.P. (CSP) under a sales agreement. Under the terms of the sales agreement, HPCP received two promissory notes and a nominal cash payment amounting to, in total, approximately $12,300,000. Total selling costs associated with this transaction were approximately $420,000.

     The first promissory note accrued interest annually at a rate equal to the U.S. Bank of Oregon's reference rate plus 2%, was due on demand on or before June 30, 1995 and wrapped around the underlying construction loan (the Construction Loan) assumed by the buyer upon transfer of the property. CSP assumed all obligations of HPCP under the Construction Loan and took title to the aforementioned property in 1993. Under the terms of this loan assumption, HPCP remained fully liable for the existing loan balance as a guarantor and was additionally liable and responsible for the repayment of any additional draws on the Construction Loan by CSP. During 1993, CSP additionally drew approximately $880,000 on the Construction Loan and made payments totaling $2,365,000. The second promissory note accrued interest at 8.25% which was payable monthly and was due in December 2008. Both notes were secured by certain CSP partners' interests in CSP under the loan agreement.

     In September 1994, CSP obtained permanent financing of $4,500,000 (the Permanent Loan, secured by deed of trust on Heritage Point Claremont, bearing interest at 9.74% at December 31, 1995 (the bank has the option to adjust the interest to a rate of 2.50% above the 10 year treasury constant maturity yield and in no event shall the interest rate be less than 4% or more than 13.74%); monthly principal and interest installments of $39,000 and all unpaid principal and interest is due on January 1, 2025), the proceeds of which were primarily utilized to pay off the existing balance on the Construction Loan, and a portion of the existing principal and interest on the Partnership's related promissory notes. As a result, the portion of the first promissory note related to the Construction Loan was eliminated. In January 1995, both promissory notes were amended and the combined balance due amounted to $5,097,000 at December 31, 1995. The notes now bear interest at an annual rate of 8%. Interest only is payable on these notes until the limited partner of CSP makes the third capital contribution, which is required only after the CSP property reaches certain occupancy levels. Conditions for payment of the third capital contribution were met and received in April 1996. Thereafter, the notes are amortized over 30 years but payment of all of the outstanding balance and interest are payable on January 25, 2010. Further, any payment of these notes can be made only from excess cash flows (as defined in the CSP Partnership Agreement). Additionally, these notes continue to be secured by certain CSP partner's interests in CSP.

     In April 1996 and January 1995, CSP paid $1,444,000 and $1,145,000, respectively, to the Partnership as principal and interest reductions of the promissory notes.

     This transaction was not treated as a sale for accounting purposes in 1994 and 1995. Under the requirements of SFAS No. 66, a sufficient investment (as defined) by the buyer of 25% of the sales price was not made until April 1996. Accordingly, the property was reported as property under contract for sale, the buyer's down payment and payments on the promissory notes were reflected as deposits under contract for sale and the promissory notes were not recorded in the accompanying consolidated balance sheet in 1995.

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued


     Upon the receipt of the principal and interest payment from CSP in April 1996, a sufficient investment as defined by SFAS No. 66 was made and the sale was recognized. As CSP's excess cash flows do not currently exceed the interest payment requirements, SFAS No. 66 requires profit on the sale to be recognized under the cost recovery method as payments are received on the notes. The profit recognized on the sale in 1996 was calculated as follows (in thousands):

                   Proceeds from sale of property
                      (including interest income not
                      previously recognized)              $  13,100
                   Net book value of property at
                      recognition date                       (8,405)
                   Gross profit not recognized               (4,126)
                                                          ---------

                        Net profit on sale of property    $     569
                                                          =========



(6)  NOTES PAYABLE

     At December 31, 1996 and 1995, notes payable included the following (in thousands):

                                                                                     1996            1995
                                                                                    -------         -------
     Note payable in favor of a bank and not formally assumed by the
        Partnership, secured by deed of trust on Pacific Villas, interest at
        2.25% above the eleventh district cost of funds (4.842% at December
        31, 1996); terms of promissory note required full payment of amounts due when the property was sold to the Partnership in 1992, otherwise monthly principal and interest installments of $32 and all unpaid
        principal and interest is due on November 1, 2017                           $ 4,242           4,315

     Note payable in favor of a bank and not formally assumed by the
        Partnership, secured by deed of trust on Cedar Villas, interest at
        2.25% above the eleventh district cost of funds and in no event shall the interest rate be less than 8% or more than 14% (8% at December 31,
        1996); terms of promissory note required full payment of amounts due when the property was sold to the Partnership in 1992, otherwise monthly principal and interest installments of $31 and all unpaid
        principal and interest is due on February 1, 2019                             3,871           3,932

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued


                                                                                     1996            1995
                                                                                    -------         -------

       Note payable secured by deed of trust on Chandler Villas and guaranteed by the General Partners, interest at 5.25% with annual increase of 2%
          per year in excess of the seven-year treasury yield (6.34% at December
          31, 1996); monthly principal and interest installments of $27 and all
          unpaid principal and interest is due on January 1, 2007                   $ 2,421           2,443

       Note payable secured by deed of trust on Bradford Square and guaranteed by the General Partners, interest at 5.25% with annual increases of 2%
          per year in excess of the seven-year treasury yield (6.34% at December
          31, 1996); monthly principal and interest installments of $27 and all
          unpaid principal and interest is due on January 1, 2007                     2,421           2,443

       Note payable in favor of a bank and not formally assumed by the
          Partnership, secured by deed of trust on Villa Azusa, interest at
          2.25% above the monthly eleventh district cost of funds (4.842% at
          December 31, 1996); terms of promissory note required full payment of amounts due when the property was sold to the Partnership, otherwise payable in monthly principal and interest installments of $23 with all
          unpaid principal and interest due on February 1, 2017                       3,003           3,067

       Note payable, bearing interest at 9.98%, payable in monthly principal and interest installments of $1; all unpaid principal and interest due on
          December 1, 2000; secured by equipment                                         51              56

       Other                                                                             14              16
                                                                                    -------         -------

                                                                                    $16,023          16,272
                                                                                    =======         =======


     The annual principal payments of notes payable as of December 31, 1996 are as follows (in thousands):

              Year ending December 31:
                       1997                         $11,179
                       1998                              69
                       1999                              77
                       2000                              85
                       2001                           4,613
                       Thereafter                        --
                                                    -------
                                                    $16,023
                                                    =======

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued


     The notes payable in favor of banks, which the Partnership took subject to but did not formally assume in the purchase of three properties, contain provisions that required payment in full upon the sale of these properties. The Partnership is negotiating or plans to negotiate with the banks to assume these notes under the original payment terms, has made payments on the notes under those terms and believes these notes will not be called by the banks. Until such time as the notes are formally assumed by the Partnership, however, they are considered due on demand and included in amounts due in 1997 in the above schedule of annual principal payments.

 (7) GRANT INCOME

     During 1993, the Partnership entered into 30-year rehabilitation and affordable housing subsidy agreements with the cities of Azusa and Ontario. In conjunction with the agreements, the Partnership is to receive up to $535,000 and $546,000 as compensation or reimbursement to rehabilitate Villa Azusa and Cedar Villas, respectively, in order to provide low income housing to persons 55 years of age or older. As of December 31, 1995, $513,000 and $546,000 had been received from the cities of Azusa and Ontario, respectively, for rehabilitation work performed. No additional grant funds receipts are anticipated. Approximately $41,000 received from the city of Azusa was not required to be used for rehabilitation work on the project and, as such, these fees were recorded as grant income in 1995. In the event that the Partnership defaults on the provisions of the agreement within 15 years, including, but not limited to, eliminating the low income housing status of the apartment facility, the grant money must be returned to the respective city. No default existed at December 31, 1996.

(8)  ESOP

     ARVAL offers an Employee Stock Ownership Plan to all eligible employees which includes the employees of the Partnership. The amount of stock contributed annually to the ESOP is at the discretion of ARVHG. During 1994, ARVAL's Board of Directors declared a contribution equal to 3% of their payroll expense. During 1995, ARVAL's Board of Directors declared a contribution in only the first quarter of the year and that contribution approximated 3% of each employee's payroll expense. During 1996, no contributions were declared by ARVAL's Board of Directors. The Partnership's expense was $0, $4,000 and $31,000 for the ESOP (as a reimbursement to ARVAL) in 1996, 1995 and 1994, respectively.

(9)  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued


     Fair value information related to financial instruments is as follows (in thousands):


                                                 DECEMBER 31, 1996
                                             -------------------------
                     FINANCIAL INSTRUMENT    BOOK VALUE     FAIR VALUE
                     --------------------    ----------     ----------
                     Cash                     $    893            893
                     Notes payable              16,023         15,665
                                              ========       ========


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


(10) SUBSEQUENT EVENT

     On March 7, 1997, the Partnership obtained a $7.7 million construction loan to be used for the construction of the Camarillo facility. The loan, which is guaranteed by ARVAL, is secured by a deed of trust on the Camarillo facility. The loan, which was provided by Bank United of Texas, F.S.B., is payable in monthly installments of interest only calculated at the 30-day LIBOR rate (5.53% at December 31, 1996) plus 2.75%. The principal balance of the loan and all accrued unpaid interest is due and payable September 30, 1998.

                                  Schedule III
                   American Retirement Villas Properties III
                       (A California Limited Partnership)


       Real Estate and Related Accumulated Depreciation and Amortization

                               December 31, 1996

                                 (In thousands)





                                                        COSTS
                                                     CAPITALIZED
                           INITIAL COST              SUBSEQUENT          GROSS AMOUNT
                 ---------------------------------       TO       --------------------------  ACCUMULATED
                                      BUILDING AND   ACQUISITION        BUILDING AND          DEPRECIATION               DEPRECIABLE
                                      IMPROVEMENTS       OR             IMPROVEMENTS  TOTAL       AND         DATE OF      LIVES
DESCRIPTION      ENCUMBRANCES  LAND       $         CONSTRUCTION  LAND       $         (1)    AMORTIZATION  ACQUISITION   (YEARS)
---------------  ------------  -----  ------------  ------------  ----- ------------  ------  ------------  -----------   -------
Villa Azusa        $ 3,003       800     3,705           166       800      3,872      4,672       501          5/93       27-1/2
Villa Las Posas         --     1,210       572         2,710     1,249      2,917      4,166        --         12/89       27-1/2
Bradford Square      2,421       675     2,977           227       675      3,204      3,879       691         12/90       27-1/2
Chandler Villas      2,421       300     2,902           173       300      3,065      3,365       708          9/90       27-1/2
Cedar Villas         3,871       650     4,078           249       650      4,327      4,977       683         10/92       27-1/2
Pacific Villas       4,242     1,000     4,545           365     1,000      4,910      5,910       790         10/92       27-1/2
                   -------     -----    ------         -----     -----     ------     ------     -----

                   $15,958     4,635    18,779         3,890     4,674     22,295     26,969     3,373
                   =======     =====    ======         =====     =====     ======     ======     =====




Following is a summary of investment properties for the years ended December 31, 1996, 1995 and 1994:

                                                1996       1995      1994
                                               -------    ------    ------

Balance at beginning of year                   $25,562    25,236    25,079

Acquisitions                                        --        --        --

Improvements/construction                        1,758       326       157

Disposals                                         (351)       --        --
                                               -------    ------    ------

Balance at end of year                         $26,969    25,562    25,236
                                               =======    ======    ======


Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 1996, 1995, and 1994:

                                                1996       1995     1994
                                               ------      -----    -----

Balance at beginning of year                   $2,658      1,944    1,234

Additions charged to expense                      715        714      710
                                               ------      -----    -----

Balance at end of year                         $3,373      2,658    1,944
                                               ======      =====    =====


(1) Aggregate cost for Federal income tax purposes is $26,216,000 at December 31, 1996.

                                  Schedule III

                   AMERICAN RETIREMENT VILLAS PROPERTIES III
                       (A California Limited Partnership)