Form 10-Q
period 1997-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 1997-05-21
CIK 853274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                  ------------

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                  ------------

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

                                    Yes  X   No
                                       -----   -----

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                                 Balance Sheets




                                                                   MAR. 31, 1997  DEC. 31, 1996
                                                                   -------------  -------------
                                                                    (Unaudited)      (Audited)
                                                                        (In thousands except
                                                                            per unit data)
                                     ASSETS

Properties, at cost
    Land                                                              $  4,674          4,674
    Building and improvements, less accumulated depreciation
      of $3.6 million in 1997 and $3.4 million in 1996                  19,653         18,921
    Furniture, fixtures and equipment, less accumulated
      depreciation of $517,000 in 1997 and $498,000 in 1996                315            322
                                                                      --------       --------

           Net properties                                               24,642         23,917

Cash                                                                     1,073            893
Restricted cash                                                            137            137
Loan fees, net                                                              97            105
Other assets                                                               369            248
                                                                      --------       --------

                                                                      $ 26,318         25,300
                                                                      ========       ========

                       LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                         $ 16,615         16,023
Accounts payable and accrued expenses                                    1,073            734
Amounts payable to affiliates                                              203            138
Distributions payable to Partners                                           59             46
                                                                      --------       --------

           Total liabilities                                            17,950         16,941

Minority interest                                                           50             41
                                                                      --------       --------

Partners' capital (deficit) :
    General partners                                                       (76)           (76)
    Limited partners, 18,652 units outstanding at March 31, 1997
      and December 31, 1996, respectively                                8,394          8,394
                                                                      --------       --------

           Total partners' capital                                       8,318          8,318


                                                                      $ 26,318         25,300
                                                                      ========       ========

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                            Statements of Operations
                                   (Unaudited)



                                                FOR THE THREE MONTHS ENDED
                                                --------------------------
                                                    1997          1996
                                                ----------      ----------
                                            (In thousands except per unit data)
Revenues:
   Rent                                            $ 1,377         1,305
   Assisted living                                     137            90
   Interest                                              2           105
   Other                                                25            29
                                                   -------       -------

           Total operating revenues                  1,541         1,529
                                                   -------       -------

Costs and expenses:
   Rental property                                     691           641
   Assisted living                                      55            44
   Depreciation and amortization                       228           299
   Interest                                            361           477
   General and administrative                          111            94
   Property taxes                                       65            76
   Advertising                                           9            10
   Minority interest in operations                      22            (3)
                                                   -------       -------

           Total operating costs and expenses        1,542         1,638
                                                   -------       -------


           Net loss                                $    (1)         (109)
                                                   =======       =======

Net loss to General Partner                              0            (1)

Net loss to Limited Partner                             (1)         (108)

Net income (loss) per limited partner unit         $ (0.05)        (5.83)
                                                   =======       =======

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                             Statements of Cash Flow
                                   (Unaudited)
                                 (In thousands)




                                                                 FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 --------------------------
                                                                      1997          1996
                                                                  -----------     ---------
Cash flows from operating activities:
    Net loss                                                         $    (1)         (109)
    Adjustment to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                    228           299
  Change in minority interest                                              9             0
  Change in assets and liabilities:
    (Increase) decrease in restricted cash                                (1)            0
    (Increase) decrease in other assets                                 (118)           35
    Increase in accounts payable and accrued expenses                    353            52
    (Increase) decrease in amounts receivable from affiliates              0           (27)
    Increase in amounts payable to affiliates                             65            12
                                                                     -------       -------
           Net cash provided by operating activities                     535           262
                                                                     -------       -------
Cash flows from investing activities:
    (Increase) decrease in restricted cash                                 0            (2)
    Construction on land/building                                       (915)          (40)
    Additions to furniture, fixtures and equipment, net                  (32)          (36)
                                                                     -------       -------
           Net cash used in investing activities                        (947)          (78)
                                                                     -------       -------
Cash flows from financing activities:
    Proceeds from construction loan                                      662             0
    Principal repayments on long-term debt                               (70)          (55)
    Distributions paid                                                     0          (141)
                                                                     -------       -------
           Net cash provided by (used in) financing activities           592          (196)
                                                                     -------       -------
           Net increase (decrease) in cash and cash equivalents          180           (12)

Cash at beginning of year                                                893           478
                                                                     -------       -------
Cash at end of year                                                  $ 1,073           466
                                                                     =======       =======

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                          Notes to Financial Statements
                             (Unaudited) (Continued)

                                 March 31, 1997

(1) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10K is incorporated by this reference.

BASIS OF ACCOUNTING

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

CARRYING VALUE OF REAL ESTATE

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

ORGANIZATION COSTS

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

PRE-OPENING COSTS

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

LOAN FEES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

RENTAL INCOME

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

INCOME TAXES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

NET INCOME (LOSS) PER LIMITED PARTNER UNIT

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

CASH AND CASH EQUIVALENTS

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

RECLASSIFICATIONS

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

(2) ORGANIZATION AND PARTNERSHIP AGREEMENT

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

(3) TRANSACTIONS WITH AFFILIATES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference, except for the following additional comments. For the three months ended March 31, 1997, property management fees and partnership administration fees of $77,000 and $34,000, respectively, were paid or accrued to the Managing General Partner.

(4) PROPERTIES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

(5) NOTES PAYABLE

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

(6) GRANT INCOME

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) LIQUIDITY

The General Partners expect that the cash to be generated from operations of all the Registrant's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions, and provide distributions to the Partners. On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During the three months ended March 31, 1997, cash provided by operating activities was $535,000 compared to cash provided by operating activities of $262,000 for the three months ended March 31, 1996.

During the three months ended March 31, 1997, the Registrant used net cash in investing activities of $947,000 compared to net cash provided by investing activities of $78,000 for the three months ended March 31, 1996. The Registrant's investing activities consisted of capital improvements made on its five operating properties and construction on its property in development.

During the three months ended March 31, 1997, financing activities provided net cash of $592,000 compared to using net cash in financing activities of $196,000 for the three months ended March 31, 1996. The Registrant's financing activities consisted of borrowings from its construction loan, principal reduction on notes payable and distributions paid to the Partners.

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

On March 12, 1997, ARVP III obtained a $7.7 construction loan from Bank United of Texas for financing the construction of the assisted living facility known as Villa Las Posas located in Camarillo, California. The terms of the construction loan provide for the interest rate to be equal to 30 day LIBOR rate plus 2.75%. In addition, the Registrant has long term debt of $16.0 million as of March 31, 1997, comprised of $4.8 million due January 1, 2007, $3.0 million due February 1, 2017, $4.0 million due February 1, 2019 and $4.2 million due November 1, 2017. The remaining balance of $62,000 consists of notes secured by equipment.


(2) CAPITAL RESOURCES

The Registrant contemplates spending approximately $130,000 for capital expenditures during 1997 for physical improvements at its five facilities and $7.7 million for construction costs for its Villa las Posas assisted living facility. The funds for these improvements should be available from operations and cash reserves while the funds for construction of the Villa las Posas facility should be available from the construction loan with Bank United of Texas.

There are no known material trends, favorable or unfavorable, in the Registrant's capital resources, and there is no expected change in the mix of such resources.

(3) RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996.

Revenue for the three month periods ended March 31, 1997 and March 31, 1996 includes rental income, assisted living income, interest earned on cash balances and other revenue. Total revenues for the each of the three month periods ended March 31, 1997 and March 31, 1996 were $1.5 million.

The largest component of revenue, rent, increased by over 5% from the three months ended March 31, 1997 to the three months ended March 31, 1996. The increase in rent was due to an increase in rental rates.

Revenue from assisted living increased more than 52% from $90,000 for the three months ended March 31, 1996 to $137,000 for the three months ended March 31, 1997. The increase in assisted living revenue was due to the full implementation of an assisted living services program in the Partnership facilities.

Interest and other revenue decreased approximately 80% from the three months ended March 31, 1996 to the three months ended March 31, 1997. Interest income results from interest earned on cash deposits. Other revenue generally includes processing fees, and beauty shop revenue. In 1996, ARVP III received interest income related to Heritage Pointe Claremont which was sold at the end of 1996. According to FASB 66, interest income is recorded to the extent that interest expense related to Heritage Point Claremont is incurred. Since the debt related to Heritage Point Claremont has been eliminated from the financial statements of ARVP III in conjunction with the sale of the property, interest income has declined significantly.

Sources of revenue for the three months ended March 31, 1997 and March 31, 1996 are summarized as follows:

                                               THREE MONTHS ENDED
                                               ------------------
                                        MARCH 31, 1997   MARCH 31, 1996
                                        --------------   --------------
                                                 (in thousands)
         Rent                               $1,377            $1,305
         Assisted Living                       137                90
         Interest                                2               105
         Other                                  25                29
                                            ------            ------
                   Total Revenue             1,541             1,529
                                            ======            ======

Total costs and expenses for the three months ended March 31, 1997 were $1.5 million, a decrease of almost 6% over costs and expenses of $1.6 million for the three months ended March 31, 1996.

The largest component of expenses, rental property operations, consists primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expenses for the three months ended March 31, 1997 increased approximately 8% over the comparable three months ended March 31, 1996. The increase in rental property operations is primarily due to increased payroll expenses.

Assisted living expenses consist primarily of related payroll expense. Assisted living expenses increased by approximately 25% from the three months ended March 31, 1996 to the three months ended March 31, 1997. Assisted living expenses increased due to increased levels of staffing required to providing assisted living services commensurate with the increase in assisted living revenue.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services. General and administrative expenses increased 18% from the three months ended March 31, 1996 to the three months ended March 31 1997. The general and administrative expenses increase is due to increased partnership administration fees.

Depreciation and amortization expense incurred during the three months ended March 31, 1997 decreased by $71,000 (approximately 24%) compared to the three months ended March 31, 1996. The decrease is due to a portion of fixed assets becoming fully depreciated.

Interest expense decreased approximately 24% to $361,000 for the three months ended March 31, 1997 from interest expense of $477,000 incurred during the three months ended March 31, 1996. Because the sale of Heritage Pointe Claremont was properly recorded under the cost recovery method before the end of 1996, the property and related debt were eliminated from the financial statements of ARVP
III. Therefore, the decrease in debt led to the decrease in interest expense.

Selected costs and expenses for the three months ended March 31, 1997 and March 31, 1996 are summarized as follows:

                                                 THREE MONTHS ENDED
                                                 ------------------
                                           MARCH 31, 1997  MARCH 31, 1996
                                           --------------  --------------
                                                   (in thousands)
         Rental Property Operations               691            641
         Assisted Living                           55             44
         General and Administrative               111             94
         Depreciation and amortization            228            299
         Property Taxes                            65             76
         Interest Expense                         361            477

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

AMERICAN RETIREMENT VILLAS PROPERTIES III
A CALIFORNIA LIMITED PARTNERSHIP

    By:    ARV Assisted Living, Inc.
           (Managing General Partner)

           By: /s/ Gary L. Davidson
              -----------------------------
                Gary L. Davidson
                Chairman of the Board

                Date:      May 21, 1997

           By: /s/ Graham P. Espley-Jones
              -----------------------------
                Graham P. Espley-Jones
                Chief Financial Officer

                Date:      May 21, 1997