Form 10-Q
period 1997-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 1997-08-14
CIK 853274

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                 -------------

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ___________

                         COMMISSION FILE NUMBER: 0-26470

                           AMERICAN RETIREMENT VILLAS
                              PROPERTIES III, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 -------------

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

                               Yes [X]     No [ ]



================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                                 Balance Sheets

                                                                           JUNE 30,       DEC. 31,
                                                                             1997           1996
                                  ASSETS                                  --------       --------
                                                                         (Unaudited)     (Audited)
                                                                             (IN THOUSANDS EXCEPT
                                                                                 PER UNIT DATA)
Properties, at cost
    Land                                                                   $  4,676       $  4,674
    Building and improvements, less accumulated depreciation
      of $3,700 in 1997 and $3,373 in 1996                                   21,356         18,921
    Furniture, fixtures and equipment, less accumulated depreciation
      of $459 in 1997 and $498 in 1996                                          295            322
                                                                           --------       --------
              Net properties                                                 26,327         23,917

Cash                                                                          1,007            893
Restricted cash                                                                 141            137
Loan fees,  net                                                                  88            105
Other assets                                                                    353            248
                                                                           --------       --------
                                                                           $ 27,916       $ 25,300
                                                                           ========       ========

                       LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                              $ 18,287       $ 16,023
Accounts payable and accrued expenses                                         1,139            734
Amounts payable to affiliates                                                    72            138
Distributions payable to Partners                                                54             46
                                                                           --------       --------
              Total liabilities                                              19,552         16,941
                                                                           --------       --------

Minority interest                                                                57             41

Partners' capital (deficit) :
    General partners                                                            (76)           (76)
    Limited partners, 18,666 and 18,652 units outstanding at June 30,
      1997 and December 31, 1996, respectively                                8,383          8,394
                                                                           --------       --------
              Total partners' capital                                         8,307          8,318
                                                                           $ 27,916       $ 25,300
                                                                           ========       ========

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                            Statements of Operations
                                   (Unaudited)
                       (in thousands except per unit data)


                                                 FOR THE                  FOR THE
                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                         ---------------------     ---------------------
                                         JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                           1997         1996         1997         1996
                                         --------     --------     --------     --------
REVENUES:
Rent ...............................      $1,375       $1,308       $2,752      $ 2,581
Assisted living ....................         141          100          278          190
Interest ...........................           6           92            8          197
Other ..............................          19           44           44          105
                                          ------       ------       ------      -------
         Total revenues ............       1,541        1,544        3,082        3,073
                                          ------       ------       ------      -------

COSTS AND EXPENSES:
Rental property operations .........         685          630        1,376        1,271
Assisted living ....................          52           49          107           94
Depreciation and amortization ......         228          299          455          598
Interest ...........................         358          477          719          953
General and administrative .........         133          109          244          203
Property taxes .....................          66           86          131          162
Advertising ........................          14            5           23           15
Minority interest in operations ....          16           20           38           17
                                          ------       ------       ------      -------
         Total costs and expenses ..       1,552        1,675        3,093        3,313
                                          ------       ------       ------      -------

Net income (loss) ..................         (11)        (131)         (11)        (240)
                                          ======       ======       ======      =======

Net income (loss) to General Partner          --           (1)          --           (2)
Net income (loss) to Limited Partner         (11)        (130)         (11)        (238)
                                          ======       ======       ======      =======
Net income (loss) per Limited
Partner unit .......................      ($0.58)      ($6.94)      ($0.58)     ($12.77)
                                          ======       ======       ======      =======


See accompanying notes to financial statements (unaudited).

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                             Statements of Cash Flow
                                   (Unaudited)
                                 (In thousands)


                                                                             FOR THE SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                           ---------------------
                                                                            1997          1996
                                                                           -------       -------
Cash flows from operating activities:
    Net income (loss)                                                      $   (11)      $  (240)
    Adjustment to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                          455           597
    Minority interest in operations                                             16          --
    CHANGE IN ASSETS AND LIABILITIES:
      Increase in other assets                                                (100)         (108)
      Increase in accounts payable and accrued expenses                        405            57
      Increase in amounts payable to affiliates                                (58)          (58)
                                                                           -------       -------

                Net cash provided by operating activities                      707           248
                                                                           -------       -------

Cash flows from investing activities:
    Increase in restricted cash                                                 (4)          (64)
    Capital expenditures                                                       (50)          (63)
    Construction of building                                                (2,802)         (579)
    Increase in deposit on property under contract for sale                   --           1,576
                                                                           -------       -------

 Net cash used in investing activities                                      (2,856)          870
                                                                           -------       -------

Cash flows from financing activities:
    Proceeds from construction loan                                          2,403          --
    Principal repayments on long-term debt                                    (139)         (125)
    Distributions paid                                                        --            (613)
                                                                           -------       -------

                Net cash provided by (used in) financing activities
                                                                             2,264          (738)
                                                                           -------       -------

                Net increase in cash                                           115           380


Cash at beginning of period                                                    892           478
                                                                           -------       -------

Cash at end of period                                                      $ 1,007       $   858
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

                                  June 30, 1997

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

(3) TRANSACTIONS WITH AFFILIATES

Pursuant to Regulation S-X Rule 10-1(5), the material stated in the December 31, 1996 Form 10-K is incorporated by this reference, except for the following additional comments. For the three months ended June 30, 1997, property management fees and partnership administration fees of $77,000 and $25,000, respectively, were paid or accrued to the Managing General Partner.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1996.

Revenue for the three month periods ended June 30, 1997 and June 30, 1996 includes rental income, assisted living income, interest earned on cash balances and other revenue. Total revenues for the each of the three month periods ended June 30, 1997 and June 30, 1996 were $1.5 million.

The largest component of revenue, rent, increased by over 5% to $1.4 million for the three months ended June 30, 1997 from $1.3 million for the three months ended June 30, 1996. The increase in rent was due to inflation as well as a change to include meals as part of the base rental package.

Revenue from assisted living increased 41% from $100,000 for the three months ended June 30, 1996 to $141,000 for the three months ended June 30, 1997. The increase in assisted living revenue was due to the full implementation of an assisted living services program in the Partnership facilities.

Interest and other revenue decreased approximately 82% from the three months ended June 30, 1996 to the three months ended June 30, 1997. Interest income currently results from interest earned on cash deposits. Other revenue generally includes banquet income, processing fees, and beauty shop revenue.

During 1996, the Partnership met the requirements of statement of accounting standards No. 66 ("SFAS No. 66") and thus was able to record the sale of Heritage Pointe Claremont. In the three months ended June 30, 1996, the Partnership received interest income related to Heritage Pointe Claremont prior to recording the sale of the asset at the end of 1996. Under the requirements of SFAS No. 66, interest income was recorded to the extent that interest expense related to Heritage Point Claremont was incurred. Since the debt related to Heritage Point Claremont has been eliminated from the financial statements of the Partnership in conjunction with recognition of the sale of the property, interest income has declined significantly.

In addition, other income was lower in 1997 compared to 1996 due to a change in the billing practices for meals. In 1996, meals were charged to residents on an a la carte plan and income derived from these meals were included in other income. In 1997, a change was made to include meals as part of the base rental package at the assisted living facilities.

Sources of revenue for the three months ended June 30, 1997 and June 30, 1996 are summarized as follows:

                                       THREE MONTHS ENDED
                                      --------------------
                                      JUNE 30,    JUNE 30,
                                        1997        1996
                                      --------    --------
                                         (in thousands)
          Rent                         $1,375      $1,308
          Assisted Living                 141         100
          Interest                          6          92
          Other                            19          44
                                       ------      ------
                    Total Revenue      $1,541      $1,544
                                       ======      ======

Total costs and expenses for the three months ended June 30, 1997 were $1.6 million, a decrease of over 7% compared to costs and expenses of $1.7 million for the three months ended June 30, 1996.

The largest component of expenses, rental property operations, consists primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expenses for the three months ended June 30, 1997 increased approximately 9% to $685,000 for three months ended June 30, 1997 from $630,000 for the three months ended June 30, 1996. The increase in rental property operations is primarily due to increased payroll expenses.

Assisted living expenses consist primarily of payroll expense related to the provision of assisted living services. Assisted living expenses increased to $52,000 for the three months ended June 30, 1997 from $49,000 for the three months ended June 30, 1996. Assisted living expenses increased due to increased levels of staffing required to providing assisted living services.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services. General and administrative expenses increased 22% to $133,000 for the three months ended June 30, 1997 from $109,000 for the three months ended June 30 1996. The general and administrative expenses increase is due to increased accounting and corporate overhead expenses.

Depreciation and amortization expense incurred during the three months ended June 30, 1997 decreased by $71,000 (approximately 24%) to $228,000 compared to $299,000 for the three months ended June 30, 1996. The decrease is due to a portion of fixed assets becoming fully depreciated.

Interest expense decreased approximately 25% to $358,000 for the three months ended June 30, 1997 from interest expense of $477,000 incurred during the three months ended June 30, 1996. Following recognition of the sale of Heritage Pointe Claremont, the property and related debt were eliminated from the financial statements of the Partnership. As a result, the decrease in debt led to the decrease in interest expense.

Selected costs and expenses for the three months ended June 30, 1997 and June 30, 1996 are summarized as follows:

                                                THREE MONTHS ENDED
                                               --------------------
                                               JUNE 30,    JUNE 30,
                                                 1997        1996
                                               --------    --------
                                                  (in thousands)
          Rental Property Operations             $685          $630
          Assisted Living                          52            49
          General and Administrative              133           109
          Depreciation and amortization           228           299
          Property Taxes                           66            86
          Interest Expense                        358           477


SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996.

Revenue for the six months ended June 30, 1997 and 1996 includes rental income, assisted living revenue from all five facilities, interest income and other revenue. Total revenue for the six months ended June 30, 1997 and June 30, 1996 was $3.1 million for both periods.

The largest component of revenue, rent, increased by $172,000 to $2.8 million during the six months ended June 30, 1997 reflecting an approximate 7% increase over rental income of $2.6 million earned during the six months ended June 30, 1996.

During the six month period ended June 30, 1997, assisted living revenue increased 46% to $278,000 from assisted living revenues of $190,000 recorded during the six months ended June 30, 1996. The increase in assisted living revenue was due to the full implementation of a tiered assisted living services program in conjunction with an aggressive marketing campaign within the facilities.

Interest income and other income for the six month period ended June 30, 1997 decreased 96% and 59%, respectively, when compared to the six month period ended June 30, 1996. The reduction of interest income reflects the elimination of Heritage Point Claremont from the financial statements and the related interest income.

Other revenue, which consists primarily of banquet income, processing fees and beauty shop revenue, was lower during the six month period ended June 30, 1996 in comparison to the six month period ended June 30, 1996. The primary reason for the decline in revenue is the change in billing practice which includes meals in the base rental fee.

Sources of revenue for the six months ended June 30, 1997 and June 30, 1996 are summarized as follows:

                                           SIX MONTHS      SIX MONTHS
                                              ENDED           ENDED
                                             JUNE 30,        JUNE 30,
                                               1997            1996
                                           ----------      ----------
                                                (in thousands)
                    Rent                     $2,752          $2,581
                    Assisted Living             278             190
                    Interest                      8             197
                    Other Income                 44             105
                                             ------          ------
                    TOTAL REVENUE            $3,082          $3,073
                                             ======          ======

Total costs and expenses for the six months ended June 30, 1997 were $3.1 million, a decrease of approximately 7% over costs and expenses of $3.3 million the six months ended June 30, 1996.

The largest component of expenses, rental property operations, consists primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operations expense increased by 8% to $1.4 million for the six months ended June 30, 1997 compared to $1.3 million for the six month period ended June 30, 1996. The increase in rental property operating expenses is primarily due to an increase in both payroll-related and maintenance and supplies expenses.

Assisted living expenses consist mainly of payroll expense related to the provision of assisted living services. Assisted living expenses incurred for the six months ended June 30, 1997 increased to $107,000, an increase of 14%, from $94,000 for the six months ended June 30, 1996. The increase corresponds directly to the increase in assisted living services revenue in the current year and the staffing required to provide these services.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance, and professional services. General and administrative expenses increased approximately 20% to $244,000 for the six months ended June 30, 1997 from $203,000 for the six months ended June 30, 1996.

Depreciation and amortization expense decreased $143,000 to $455,000 for the six months ended June 30, 1997 from $598,000 for the six months ended June 30, 1996. Depreciation and amortization expense decreased due to the full depreciation of certain fixed assets.

Interest expense decreased by 25% to $719,000 for the six months ended June 30, 1997 compared to $953,000 for the six months ended June 30, 1996. Following recognition of the sale of Heritage Pointe Claremont, the property and related debt were eliminated from the financial statements of the Partnership. As a result, the decrease in debt led to the decrease in interest expense.

Selected costs and expenses for the six months ended June 30, 1997 and June 30, 1996 are as follows:

                                            SIX MONTHS      SIX MONTHS
                                               ENDED           ENDED
                                              JUNE 30,        JUNE 30,
                                                1997            1996
                                            ----------      ----------
                                                  (in thousands)
          Rental Property Operations          $1,376          $1,271
          Assisted Living                        107              94
          General & Administrative               244             203
          Depreciation & Amortization            455             598
          Property Taxes                         131             162
          Interest Expense                       719             953

LIQUIDITY AND CAPITAL RESOURCES

The General Partners expect that the cash to be generated from operations of all the Registrant's properties will be adequate to pay operating expenses, make necessary capital improvements and make required principal reductions of debt. Cash currently generated by operations is being reserved by the Partnership to fund start-up costs to be incurred by the Villa Las Posas facility which is expected to commence operations in the fall of 1997. On a long-term basis, the Registrant's liquidity is sustained primarily from cash flow provided by operating activities. During the three months ended June 30, 1997, cash provided by operating activities was $707,000 compared to cash provided by operating activities of $248,000 for the three months ended June 30, 1996.

During the three months ended June 30, 1997, the Registrant used net cash in investing activities of $2.9 million compared to net cash provided by investing activities of $870,000 for the three months ended June 30, 1996. The Registrant's investing activities consisted of capital improvements made on its five operating properties and construction of its assisted living facility in development (Villa Las Posas).

During the three months ended June 30, 1997, financing activities provided net cash of $2.3 million compared to using net cash in financing activities of $738,000 for the three months ended June 30, 1996. The Registrant's financing activities consisted of borrowings from its construction loan, principal reduction on notes payable and distributions paid to the Partners.

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

On March 12, 1997, ARVP III obtained a $7.7 construction loan from Bank United of Texas for financing the construction of the assisted living facility known as Villa Las Posas located in Camarillo, California. The terms of the construction loan provide for the interest rate to be equal to 30 day LIBOR rate plus 2.75%. In addition, the Registrant has long term debt of $18.3 million as of June 30, 1997, comprised of $4.8 million due January 1, 2007, $3.0 million due February 1, 2017, $3.9 million due February 1, 2019 and $4.2 million due November 1, 2017. The remaining balance of $61,000 consists of notes secured by equipment.

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

               Date:  August 14, 1997

           By: /s/ GRAHAM P. ESPLEY-JONES
              -----------------------------
               Graham P. Espley-Jones
               Chief Financial Officer

               Date:  August 14, 1997