Form 10-Q
period 1997-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 1997-11-14
CIK 853274

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ___________

                         COMMISSION FILE NUMBER: 0-26470

                           AMERICAN RETIREMENT VILLAS
                              PROPERTIES III, L.P.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                        33-365417
-------------------------------                        ------------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

      245 FISCHER AVENUE, D-1
           COSTA MESA, CA                                     92626
---------------------------------------                     ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                     (ZIP CODE)

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

                                 Balance Sheets
                         (In thousands except unit data)



                                 ASSETS                                                September 30,        December 31,
                                                                                           1997                 1996
                                                                                       -------------        ------------
                                                                                        (Unaudited)
    Properties, at cost
      Land                                                                                $ 4,674              $  4,674
      Building and improvements, less accumulated depreciation
        of $3,824 at September 30, 1997 and $3,373 in December 31, 1996                    22,460                18,921
      Furniture, fixtures and equipment, less accumulated depreciation
        of $480 at September 30, 1997 and $498 at December 31, 1996                           262                   322
                                                                                         --------              --------
                Net properties                                                             27,396                23,917
                                                                                         --------              --------

    Cash                                                                                    1,201                   893
    Restricted cash                                                                           149                   137
    Loan fees, net                                                                             79                   105
    Other assets                                                                              431                   248
                                                                                         --------              --------

                                                                                         $ 29,256              $ 25,300
                                                                                         ========              ========

                    LIABILITIES AND PARTNERS' CAPITAL

    Notes payable                                                                        $ 19,386              $ 16,023
    Accounts payable and accrued expenses                                                   1,368                   734
    Amounts payable to affiliates                                                              86                   138
    Distributions payable to Partners                                                          61                    46
                                                                                         --------              --------

                Total liabilities                                                          20,901                16,941
                                                                                         --------              --------

    Minority interest                                                                          65                    41
                                                                                         --------              --------

    Partners' capital (deficit):
      General partners                                                                       (76)                  (76)
      Limited partners, 18,666 and 18,652 units outstanding at
        September 30, 1997 and December 31, 1996, respectively                              8,366                 8,394
                                                                                         --------              --------
                Total partners' capital                                                     8,290                 8,318
                                                                                         --------              --------

                                                                                         $ 29,256              $ 25,300
                                                                                         ========              ========


         See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)

                            Statements of Operations
                                   (Unaudited)
                       (in thousands except per unit data)



                                             THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------             -------------------------------
                                               1997                    1996                1997                   1996
                                             -------                  -------             ------                -------
REVENUES:
Rent..............................            $1,399                  $1,395              $4,164                $ 4,029
Assisted living...................               155                     110                 429                    300
Interest..........................                 3                      84                  11                    282
Other.............................                16                      24                  50                     76
                                             -------                  ------              ------                -------
         Total revenues...........             1,573                   1,613               4,654                  4,687
                                             -------                  ------              ------                -------

COSTS AND EXPENSES:
Rental property operations .......               731                     669               2,105                  1,953
Assisted living ..................                60                      53                 167                    147
Depreciation and amortization.....               221                     299                 677                    896
Interest .........................               357                     472               1,076                  1,425
General and administrative .......               102                     105                 346                    296
Property taxes....................                64                      73                 195                    235
Advertising.......................                32                       6                  55                     21
Minority interest in operations ..                23                      21                  61                     39
                                             -------                  ------             -------                -------
         Total costs and expenses.             1,590                   1,698               4,682                  5,012
                                             -------                  ------             -------                -------

Net loss..........................           $   (17)                 $  (85)            $   (28)               $  (325)
                                             =======                  ======             =======                =======

Net loss to General Partner.......           $    --                  $   (1)            $    --                $    (3)
                                             =======                  ======             =======                =======

Net loss to Limited Partner ......           $   (17)                 $  (84)            $   (28)               $  (322)
                                             =======                  ======             =======                =======
Net loss per Limited Partner unit.           $  (.91)                 $(4.50)            $ (1.50)               $(17.26)
                                             =======                  ======             =======                =======





         See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)

                             Statements of Cash Flow
                                   (Unaudited)
                                 (In thousands)


                                                                                     For the nine months
                                                                                     ended September 30,
                                                                               ---------------------------------
                                                                                  1997                  1996
                                                                               ----------            -----------


    Cash flows from operating activities:
      Net loss                                                                  $    (28)              $   (325)
      Adjustment to reconcile net loss to net cash provided by
       operating activities:
          Depreciation and amortization                                              677                    896
          Minority interest in operations                                             61                     39

      CHANGE IN ASSETS AND LIABILITIES:
        Increase in other assets                                                    (183)                   (58)
        Increase in accounts payable and accrued expenses                            633                    376
        Decrease in amounts payable to affiliates                                    (52)                   (61)
                                                                                --------               --------
                  Net cash provided by operating activities                        1,108                    867
                                                                                --------               --------

    Cash flows from investing activities:
      Increase in restricted cash                                                    (12)                   (86)
      Capital expenditures                                                           (55)                   (76)
      Construction of building                                                    (4,074)                  (867)
      Increase in deposit on property under contract for sale                         --                  1,474
                                                                                --------               --------

                  Net cash provided by (used in) investing activities             (4,141)                   445
                                                                                --------               --------

    Cash flows from financing activities:
      Proceeds from construction loan                                              3,573                     --
      Principal repayments on long-term debt                                        (210)                  (198)
      Distributions paid                                                             (22)                  (652)
                                                                                --------               --------

                  Net cash provided by (used in) financing activities              3,341                   (850)
                                                                                --------               --------

                  Net increase in cash                                               308                    462

    Cash at beginning of period                                                      893                    478
                                                                                --------               --------

    Cash at end of period                                                       $  1,201               $    940
                                                                                ========               ========

Supplemental disclosure of cash flow information -
    Cash paid during the period for interest                                    $  1,053               $  1,425
                                                                                ========               ========




         See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 1997

(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

All adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the operating results for the full year.

Pursuant to Regulation S-X Rule 10-1(5), American Retirement Villas Properties III, L.P.'s (the "Partnership") significant accounting policies are described in the Partnership's December 31, 1996 Form 10-K filed with the Securities and Exchange Commission. The Partnership follows the same accounting policies for interim reporting purposes. This quarterly report should be read in conjunction with such financial statements.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

(2) TRANSACTIONS WITH AFFILIATES

The Partnership has an agreement with ARV Assisted Living, the Partnership's Managing General Partner, providing for a property management fee of 5 percent of gross revenues and a partnership management fee of 10 percent of cash flow before distribution, as defined in the Partnership Agreement. Property management fees and partnership administration fees were $77,000 and $32,000 for the three months ended September 30, 1997, respectively, and $232,000 and $81,000 for the nine month ended September 30, 1997, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue

Revenue includes rental income, assisted living income, interest earned on cash balances and other revenue. Revenue decreased $40,000 and $33,000 for the three month and nine month periods ended September 30, 1997, respectively, compared with the corresponding periods of 1996. The decreases resulted primarily from lower interest income as a result of lower average cash balances over the periods, partially offset by additional residents using assisted living services during 1997.

Costs and Expenses

Total costs and expenses includes rental property operations (consisting of, but not limited to, property management costs, payroll related expenses, utilities, food, and maintenance expenses), assisted living expenses, general and administrative (comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services), facilities rent, depreciation and amortization, property taxes, advertising and interest. Costs and expenses deceased $108,000 and $330,000 for the three month and nine month periods ended September 30, 1997, respectively, compared with the corresponding periods of 1996. The decreases resulted primarily from decreases in interest expense, property taxes, depreciation and amortization. These decreases were partially offset by increases in assisted living services.

Interest expense, property taxes and depreciation and amortization decreased as a result of a reduction of property and related debt upon the sale of Heritage Pointe Claremont in 1996. The increase in assisted living services is due to additional residents using assisted living services during 1997.

Liquidity and Capital Resources

The General Partners expect that the cash to be generated from operations of all the Partnership's properties will be adequate to pay operating expenses, make necessary capital improvements and make required principal reductions of debt. Cash currently generated by operations is being reserved by the Partnership to fund start-up costs to be incurred by the Villa Las Posas facility which is expected to commence operations in the late 1997. On a long-term basis, the Partnership's liquidity is sustained primarily from cash flow provided by operating activities. During the nine months ended September 30, 1997, cash provided by operating activities increased to $1.2 million compared to $0.9 million for the corresponding period in 1996.

During the nine months ended September 30, 1997, the Partnership's net cash used in investing activities increased to $4.2 million compared to net cash provided by investing activities of $0.4 million for the corresponding period in 1996. The Partnership's investing activities consisted of capital improvements made on its five operating properties and continued construction of its assisted living facility in development (Villa Las Posas).

During the nine months ended September 30, 1997, the Partnership's net cash provided by financing activities was $3.3 million compared to net cash used in financing activities of $0.9 million for the corresponding period in 1996. The Partnership's financing activities consisted of borrowings from its construction loan, principal reduction on its notes payable and distributions paid to the Partners.

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

On March 12, 1997, ARVP III obtained a $7.7 construction loan from Bank United of Texas for financing the construction of the assisted living facility known as Villa Las Posas located in Camarillo, California. The terms of the construction loan provide for the interest rate to be equal to 30 day LIBOR rate plus 2.75 percent. As of September 30, 1997, the Partnership had $3.6 million outstanding under this construction loan. In addition, the Partnership has long-term notes payable of $15.8 million as of September 30, 1997, comprised of $0.1 million due in 2000, $4.8 million due in 2007, $7.1 million due in 2017 and $3.8 million due in 2019.

The Partnership contemplates spending approximately $130,000 for capital expenditures during 1997 for physical improvements at its five facilities and $7.7 million for construction costs for its Villa Las Posas assisted living facility. The funds for improvements should be available from operations and cash reserves while the funds for construction of the Villa Las Posas facility should be available from the construction loan with Bank United of Texas.

There are no known material trends, favorable or unfavorable, in the Partnership's capital resources, and there is no expected change in the mix of such resources.

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

AMERICAN RETIREMENT VILLAS PROPERTIES III
A CALIFORNIA LIMITED PARTNERSHIP

    By:    ARV Assisted Living, Inc.
           (Managing General Partner)

           By:  /s/ John A. Booty
                ----------------------------------
                John A. Booty
                President

                Date: November 14, 1997

           By:  /s/ Graham P. Espley-Jones
                ----------------------------------
                Graham P. Espley-Jones
                Chief Financial Officer

                Date: November 14, 1997

                                 EXHIBIT INDEX


Exhibit        Description
-------        -----------

 27            Financial Data Schedule