Form 10-K405
period 1997-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 1998-03-31
CIK 853274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

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

Yes [X]   No [ ]

The aggregate market value of voting Units (all voting) held by non-affiliates of Registrant, computed by reference to the price at which such units were sold, was $18,608,140 as of March 31, 1998, a date within sixty (60) days of the filing of this Form 10-K. On that date there were 18,666 Units outstanding.

                                TABLE OF CONTENTS

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                     PART I

ITEM 1.    BUSINESS

        Overview
        Industry Overview
        The Partnership's Assisted Living Services
        Factors Affecting Future Results Regarding Forward-looking Statements Competition
        Government Regulation
        Risks Common to the Partnership's Assisted Living Operations

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

ITEM 14.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

American Retirement Villas Properties III ("ARVP III", the "Partnership" or the "Registrant") is the owner and operator of three assisted living communities ("ALCs"), which house and provide personal care and support services to its senior residents in California and Arizona, and three senior apartment complexes in Southern California. The three ALCs contain an aggregate of 379 units. All three senior apartments are located in Southern California and contain an aggregate of 416 units.

ARVP III is a California limited partnership, which was formed in June of 1989 to develop, finance, acquire and operate senior housing. The general partners are: ARV Assisted Living, Inc. ("ARVAL"), which serves as Managing General Partner, Gary L. Davidson, John A. Booty, John S. Jason, Tony Rota, and David P. Collins (collectively known as "General Partners"). The General Partners make all decisions concerning property acquisitions and will make all decisions concerning dispositions of the communities, subject to the limited partners' rights to approve or disapprove of the sale of substantially all of the ARVP III's assets.

On September 15, 1989, the Registrant began offering a total of 35,000 Units at $1,000 per unit The offering terminated on October 31, 1992 and the Registrant realized gross offering proceeds of $18,664,000. In January and March of 1993, the Partnership repurchased and effectively retired 10 units for $8,500 and 3 units for $2,550, from Limited Partners. During 1993, the Registrant applied for and earned block grants totaling a gross amount of approximately $1,081,000 allocated to two of its properties. Total grant funds received amounted to approximately $1,059,000. All of the proceeds from the Offering and a portion of the proceeds from the block grants were allocated to, and spent on, properties which the Registrant either owns outright or through its interest as managing general partner of the partnership which holds title to the respective property.

Although the expiration of the minimum holding period (five to seven years) has run for certain facilities, there is no definite plan to sell any facility in accordance with a timetable. Any determination regarding sale will be dependent upon the current and projected operating performance, the needs of the Registrant, the availability of buyers and buyers' financing and, in general, the relative merits of continued operation as opposed to sale. On any sale, the Registrant may accept purchase money obligations, unsecured or secured by mortgages as payment, depending upon then prevailing economic conditions that are customary in the area in which the property is located, credit of the buyer and available financing alternatives. (See ITEM 2, "PROMISSORY NOTES RESULTING FROM THE SALE OF HERITAGE POINTE CLAREMONT) In such event, full distribution to the Partners may be delayed until the notes are paid at maturity, sold, refinanced or otherwise liquidated.

INDUSTRY OVERVIEW

Assisted Living. Assisted living can be viewed as falling near the middle of the elder care continuum, between home-based care at one end and long-term skilled nursing facilities and acute care hospitals at the other. Assisted living represents a combination of housing, personalized support services, and health care designed to respond to the individual needs of the senior elderly who need help in activities of daily living, but do not need the medical care provided in a skilled nursing facility.

Senior Apartments. The Partnership provides affordable senior apartments to qualified independent seniors who do not need or want the services provided by congregate care or ALCs. These independent housing communities are intended for people who enjoy an active lifestyle but want to be free of the burdens and responsibilities of owning and maintaining a home.

The Partnership believes its assisted living and senior apartment businesses benefit from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population, with the average age of the Partnership's residents falling within the fastest growing segments of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The second is the effort to contain health care costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement amounts to persons in acute care hospitals and skilled nursing facilities. Assisted living offers a cost effective long-term care alternative while preserving a more independent lifestyle for those senior elderly who do not require the broader array of medical services that acute care hospitals and skilled nursing facilities are required to provide. Other trends benefiting the Partnership include the increased financial net worth of the elderly population, the increase in the population of individuals living alone and the increasing number of women who work outside the home and are therefore less able to care for their elderly relatives. The Partnership believes that these trends will result in an increasing demand for assisted living services and senior apartment communities, which may fill the gap between aging at home and aging in more expensive skilled nursing facilities.

Aging Population. The primary consumers of long-term health care services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to U.S. Bureau of the Census data, the segment of the population over 65 years of age is currently 13% of the total population or 34 million people. That number is projected to grow to 20% of the total population or 69 million people by the year 2030. Additionally, the number of people aged 85 and older, which comprises the largest percentage of residents at long-term care facilities, is currently 3.7 million and is projected to increase to 8.5 million by the year 2030.

The Partnership believes that growth in the industry is being driven by several factors. Advances in the medical and nutrition field have resulted in an increased life expectancy, resulting in larger numbers of elderly people. The increased number of women in the labor force has reduced the supply of caregivers. Historically, unpaid women (mostly daughters or daughters-in-law) represented a large portion of the caregivers of the non-institutionalized senior elderly. As a result of changing societal patterns, the population of individuals living alone has increased significantly since 1960. This increase has been the result of an aging population in which women outlive men by an average of 6.8 years, rising divorce rates, and an increase in the number of unmarried individuals.

Limitation on the Supply of Long-Term Care Facilities. The majority of states in the U.S. have enacted Certificate of Need or similar legislation, which generally limits the construction of skilled nursing facilities and the addition of beds or services in existing skilled nursing facilities. High construction costs, limitations on government reimbursement for the full cost of construction, and start-up expenses also act to constrain growth in the supply of such facilities. Such legislation benefits the assisted living industry by limiting the supply of skilled nursing beds for the senior elderly. Cost factors are placing pressure on skilled nursing facilities to shift their focus toward higher acuity care which enables them to charge higher fees, thus creating a shortage of lower acuity care availability, and thereby increasing the pool of potential assisted living residents.

While Certificates of Need generally are not required for ALCs, except in a few states, most states do require assisted living providers to license their communities and comply with various regulations regarding building requirements and operating procedures and regulations. States typically impose additional requirements on assisted living facilities over and above the standard congregate care requirements. Further, the limited pool of experienced assisted living staff and management, as well as the costs and start-up expenses to construct an assisted living community, provide an additional barrier of entry to the assisted living business.

Cost Containment Pressures of Health Reform. In response to rapidly rising health care costs, both government and private pay sources have adopted cost containment measures that have encouraged reduced lengths of stay in hospitals and skilled nursing facilities. The federal government has acted to curtail increases in health care costs under Medicare by limiting acute care hospital reimbursement for specific services to preestablished fixed amounts. Private insurers have also begun to limit reimbursement for medical services in general to predetermined "reasonable" charges. Managed care organizations, such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") are reducing hospitalization costs by negotiating for discounted rates for hospital services and by monitoring and decreasing hospitalization. The Partnership anticipates that both HMOs and PPOs increasingly may direct patients away from the more expensive nursing care facilities into less expensive ALCs.

These cost containment measures have produced a "push-down" effect. As the number of patients being "pushed down" from acute care hospitals to skilled nursing facilities increases, the demand for residential options such as ALCs to serve patients who historically have been served by skilled nursing facilities will also increase. In addition, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services (and fees) to subacute patients requiring very high levels of nursing care. As the level of skilled nursing facility patients increases, the supply of nursing facility space will be filled by patients with higher acuity needs paying higher fees, which again will provide opportunities for assisted living communities to increase their occupancy and services to residents requiring lesser levels of care than generally can be expected for patients in skilled nursing facilities.

THE PARTNERSHIP'S ASSISTED LIVING SERVICES

The Partnership provides services and care at its ALCs which are designed to meet the individual needs of its residents. The services provided by the Partnership are designed to enhance both the physical and mental well-being of the senior elderly in each of its ALCs by promoting their independence and dignity in a home-like setting. The Partnership's assisted living program includes the following:

   Personalized Care Plan. A primary element of the Partnership's strategy is the concept of "personalized" care to meet each ALC resident's specific needs. This concept of customizing services to meet the needs of the residents begins with the resident admissions process, where the community's management staff, the resident, the resident's family, and the resident's physician discuss the resident's needs and develop a plan for the resident's care. If recommended by the resident's physician, additional health care or medical services may be provided at the community by a third party home health care agency or other medical provider. The care plan is reviewed and modified on a regular basis.

   Basic Service and Care Package. The basic service and care package at the Partnership's assisted living communities generally includes the following: meals in a communal, "home-like" setting, housekeeping, linen and laundry service, social and recreational programs, security, utilities and transportation in the Partnership's van or minibus. Other care services can be provided under the basic package based upon the individual's personalized health care plan.

   Additional Services. The Partnership has designed its additional assisted living service program which is available to residents on a personalized basis.

      Level One:   Assistance to residents in the self-administration of
                   medication. Where necessary, the assisted living staff will consult with the family, the physician or the insurance company of a resident to designate a home health care agency to administer the appropriate medication.

      Level Two:   In addition to the services provided under Level One,
                   assistance with bathing, dressing and grooming, escorting to and from meals and activities, reading mail, writing letters, shopping and other specialized activities. These services are provided on an as-needed basis and at the convenience of the resident within the overall operation of the community.

      Level Three: All of the services provided under Level One and Level Two, and, in addition, provision of those services on a 24-hour basis. Further, this level provides appropriate services for individuals who need help with incontinence.

In addition to the above levels, the Partnership provides other levels of assistance to its ALC residents in order to meet their individual needs.

No personalized services are offered to residents in the Partnership's senior apartment communities.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

The Partnership's business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Partnership has made forward-looking statements in this report concerning, among other things the level of future capital expenditures. These statements are only predictions, however; actual events or results may differ materially as a result of risks facing the Partnership. These risks include, but are not limited to, those items discussed below. Certain of these factors are discussed in more detail elsewhere in this report including, without limitation, under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this report. The Partnership disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

COMPETITION

The health care industry is highly competitive and the Company expects that the assisted living business in particular will become more competitive in the future. The Partnership continues to face competition from numerous local, regional and national providers of assisted living and long-term care whose facilities and services are on either end of the senior care continuum from skilled nursing facilities and acute care hospitals to companies providing home based health care, and even family members. In addition, the Partnership expects that as assisted living receives increased attention among the public and insurance companies, competition from current and new market entrants, including companies focused on assisted living as well as hospitality companies expanding into the market, will increase. Some of the Partnership's competitors operate on a not-for-profit basis or as charitable organizations, while others have, or may obtain, greater financial resources than those available to the Partnership.

GOVERNMENT REGULATION

Assisted Living. Health care is an area subject to extensive regulation and frequent regulatory change. Currently, no federal rules explicitly define or regulate assisted living. While specific assisted living regulation has not yet been enacted, the Partnership is and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities in which it operates or intends to operate. Changes in, or the adoption of, such laws and regulations, or new interpretations of existing laws and regulations, could have a significant effect on methods of doing business, costs of doing business and amounts of reimbursement from governmental and other payors. In addition, the President and Congress have proposed in the past, and may propose in the future, health care reforms that could impose additional regulations on the Partnership or limit the amounts that the Partnership may charge for its services. The Partnership cannot make any assessment as to the ultimate timing and impact that any pending or future health care reform proposals may have on the assisted living, home health care, nursing facility or on the health care industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or results of operations of the Partnership.

RISKS COMMON TO THE PARTNERSHIP'S OPERATIONS

Staffing and Labor Costs. Personnel at each of the Partnership's communities are employees of ARVAL. As of December 31, 1997, approximately 112 people were employed at the communities. The Partnership competes with other providers of assisted living and senior housing with respect to attracting and retaining qualified personnel. The Partnership also is dependent upon the available labor pool of employees. A shortage of qualified personnel may require ARVAL to enhance its wage and benefits package in order to compete. In addition, many health care workers in the nursing home industry are unionized. While there are currently no unionized employees at any of the Partnership's communities, any unionization or threat of unionization of workers in the assisted living industry or at the Partnership's communities could increase the Partnership's labor costs. No assurance can be given that the Partnership's labor costs will not increase, or that if they do increase, they can be matched by corresponding increases in revenues.

Obtaining Residents and Maintaining Rental Rates. As of December 31, 1997, the Communities owned or leased by the Partnership had a combined occupancy rate of 95%. Occupancy may drop due to changes in the health of residents, increased competition from other providers of senior housing and assisted living services which may give residents more choices with respect to the provision of such housing and services, the re-evaluation of ALC residents regarding retention criteria, changes in management and staffing, and implementation of the Partnership's assisted living programs. There can be no assurance that, at any time, any ALCs will be substantially occupied at assumed rents. If operating expenses increase, local rental market conditions may limit the extent to which rents may be increased. In addition, the failure of the Partnership to generate sufficient revenue could result in an inability to meet minimum rent obligations under the Partnership's long-term operating leases and make interest and principal payments on its indebtedness.

General Real Estate Risks. The performance of the Partnership's ALCs and senior apartment communities are influenced by factors affecting real estate investments, including the general economic climate and local conditions, such as an oversupply of, or a reduction in demand for, ALCs and senior housing. Other factors include the attractiveness of properties to residents, zoning, rent control, environmental quality regulations or other regulatory restrictions, competition from other forms of housing and the ability of the Partnership to provide adequate maintenance and insurance and to control operating costs, including maintenance, insurance premiums and real estate taxes.

ITEM 2.  PROPERTIES

The following table sets forth, as of December 31, 1997 the location, the date on which operations commenced, number of units, and the Company's interest in the property.

                                                       COMMENCED
          COMMUNITY                   LOCATION         OPERATIONS    UNITS   INTEREST
          ---------                   --------         ----------    -----   --------
          ASSISTED LIVING
          COMMUNITIES
          Bradford Square             Placentia, CA       1992 (a)     92    Fee Owned
          Chandler Villas             Chandler, AZ        1992        164    Fee Owned
          Villa Las Posas             Camarillo, CA       1997 (b)    123    Fee Owned

          SENIOR APARTMENTS
          Cedar Villas                Ontario, CA         1992        137    Fee Owned
          Pacific Villas              Pomona, CA          1992        132    Fee Owned
          Villa Azusa                 Azusa, CA           1993        147    Fee Owned

        (a) The Partnership is the 50% Managing General Partner of the partnership that owns this ALC.

        (b) The Partnership commenced operations of Villa Las Posas in December 1997.

PROMISSORY NOTES RESULTING FROM THE SALE OF HERITAGE POINTE CLAREMONT

In September 1993, the Registrant contracted to sell a senior apartment complex located in Claremont, California to Claremont Senior Partners ("CSP") for $12,281,900. The managing general partner of the Registrant (ARVAL) is the Special Limited Partner of CSP. The transaction closed on December 30, 1993. CSP assumed the balance of the construction loan of $4,852,216 (although the Registrant remained fully liable for the loan) and the Registrant had taken back two notes receivable to finance the sale.

In September 1994, CSP obtained permanent financing, the proceeds of which were primarily utilized to pay off the existing balance on the construction loan and a portion of the existing principal and interest on the Partnership's related promissory notes. As a result, both promissory notes were amended and the combined balance due was reduced to $6,076,110 (eliminating the portion related to the construction loan). The notes bear interest at 8% and the outstanding balance and interest are payable from excess cash flows as defined in the CSP partnership agreement. Additionally, these notes continue to be collateralized by certain CSP partners' interests in CSP and are due January 25, 2010.

In April 1996 and January 1995, CSP paid $1,444,000 and $1,145,000 to the Partnership as principal and interest reductions of the promissory notes. Prior to 1996, this transaction had not been treated as a completed sale for accounting purposes under the requirements of Statements of Financial Accounting Standards Board No. 66 ("SFAS 66"); however, the sale was considered legally consummated.

Upon the receipt of the principal and interest payment from CSP in April 1996, a sufficient investment as defined by SFAS 66 was made and the sale was recognized. As CSP's excess cash flows do not currently exceed the interest payment requirements, SFAS 66 requires profit on the sale to be recognized under the cost recovery method as payments are received on the notes. During 1997, the Partnership received payments and recorded gains totaling $290,000 on these notes.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

There is no established public trading market for the Registrant's securities.

As of December 31 1997, there were approximately 1,849 Unit Holders of record owning 18,652 units. For the year ended December 31, 1997, the Registrant made no distributions. For the year ended December 31, 1996, the Registrant made distributions of $25.02 per unit, all of which represented a distribution of earnings to the Unit Holders; and for the year ended December 31, 1995, the Registrant made distributions of $15.03, all of which represented a return of capital to the Unit Holders.

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


                                                1997       1996        1995       1994     1993
                                                ----       ----        ----       ----     ----
                                                         (In thousands, except unit data)
Revenues                                       $6,333     $6,140      $6,095     $6,136   $5,382
Net income (loss)                                 229        483       (464)      (699)    (775)
Net income (loss) (per limited partner          12.27      25.63     (24.62)    (37.07)  (41.15)
   unit)
Total assets                                   31,241     25,300      32,794     34,794   35,378
Partners' capital                               8,547      8,318       8,307      9,054   12,592
Notes payable to banks and others              20,889     16,023      20,746     21,279   19,661
Distributions of earnings (per limited             --      25.02          --         --       --
   partner unit)
Distributions - return of capital (per             --         --       15.03     150.71    34.45
   limited partner units)
Total distributions (per limited                   --      25.02       15.03     150.71    34.45
   partner unit)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

The General Partners expect that the cash to be generated from operations of all the Registrant's properties will be adequate to pay operating expenses and provide distributions to the Partners. On a long-term basis, the Partnership's liquidity is sustained primarily from cash flow provided by operating activities. For the year ended December 31, 1997, net cash provided by operating activities was approximately $1.4 million compared to $1.3 million for the year ended December 31, 1996 and $906,000 for the year ended December 31, 1995.

During 1997, the Partnership used net cash in investing activities of $6.0 million compared to $71,000 for the year ended December 31, 1996. Net cash provided by investing activities was $755,000 for the year ended December 31, 1995. During 1997, the Partnership constructed Villa Las Posas, a new 123-unit ALC located in Camarillo, California. During 1995, the Partnership received a deposit on the sale of Heritage Point Claremont and received payments related to the sale totaling $290,000 and $1.5 million in December 31, 1997 and 1996, respectively. The Partnership's other investing activities consisted primarily of capital improvements and construction costs made on its six properties.

During 1997, the Partnership had net cash provided by financing activities of $4.8 million compared to net cash used in financing activities of $862,000 for the year ended December 31, 1996 and $2.7 million for the year ended 1995. The Partnership's financing activities consisted of borrowings or repayments on notes payable and lines of credit, construction loan draws and distributions made to partners.

In 1992, the Partnership purchased three properties subject to existing notes payable in favor of banks. These notes were not formally assumed in the purchase and contain provisions that require payment in full upon the sale of these properties. The Partnership is negotiating or plans to negotiate with the banks to assume these notes under the original payment terms, has made payments on the notes under those terms and believes these notes will not be called by the banks. Until such time as the notes are formally assumed by the Partnership, however, they are considered due on demand. As of December 31, 1997, outstanding balances on these notes were $10.9 million. If the Partnership is unable to negotiate reasonable terms with the existing lender, management believes alternate financing on favorable terms could be obtained. Additionally, the Partnership has a $5.2 million construction loan, related to one of its properties, which is due on October 1, 1998. The Partnership intends to obtain permanent financing during 1998 in order to pay off the obligations under the construction loan.

The General Partners are not aware of any trends, other than national economic conditions, which had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. The General Partners believe that if the inflation rate increases they will be able to recover subsequent increases in operating expenses from higher rental and assisted living rates.

CAPITAL RESOURCES

The Registrant contemplates spending approximately $700,000 for capital expenditures during 1998 for physical improvements at its six projects. The funds for these improvements should be available from operations.

There are no known material trends, favorable or unfavorable, in the Registrant's capital resources, and there is no expected change in the mix of such resources.

RESULTS OF OPERATIONS

During December 1997, the Partnership commenced operations of Villa Las Posas, a 123-unit ALC located in Camarillo, California.

Revenue for the years ended December 31, 1997, 1996 and 1995 includes rent revenue, assisted living revenue, interest earned on cash balances and other revenue. Total revenue for the year ended December 31, 1997 increased to $6.3 million from $6.1 million for the years ended December 31, 1996 and 1995.

The largest component of revenue, rent income, increased by 3% or $164,000 from 1996 to 1997 and by 6% or $316,000 from 1995 to 1996. The increases from 1996 to 1997 are due to slight increases in average rental rates and the increase from 1995 to 1996 is a result of slight increases in overall community average occupancy and rental rates.

Revenue from assisted living income increased by 43% or $182,000 from 1996 to 1997 and by $22% or $75,000 from 1995 to 1996. The increase in assisted living revenue can be attributed to aggressive assisted living services marketing, and the resulting increase in the number of residents using the program.

Interest, grants and other revenue decreased by 56% or $153,000 from 1996 to 1997 and 56% or $346,000 from 1995 to 1996. Interest income results from interest earned on cash deposits. Other revenue generally includes processing fees and beauty shop revenue. The decrease between years is primarily due to the reduction of Partnership's notes receivable related to the Heritage Pointe Claremont property sale during 1996.

Total costs and expenses for the years ended 1997, 1996 and 1995 were $6.4 million, $6.2 million, and $6.6 million, respectively.

The largest component of expenses, rental property operations, consists primarily of property management costs, payroll related expenses, utilities, food expenses and maintenance and supplies. Rental property operating expenses increased by 9% or $241,000 from 1996 to 1997 and by 6% or $142,000 from 1995 to 1996. The changes in rental property operating expenses are primarily due to the fluctuations in aggregate occupancy levels and payroll expenses.

Assisted living expenses consist primarily of payroll expenses and supplies related to the provision of assisted living services. Assisted living expenses increased by 19% or $38,000 from 1996 to 1997 and by 17% or $29,000 from 1995 to 1996 as a result of the increase in the related staff providing assisted living services. This increase corresponds with the increase in assisted living revenue.

General and administrative expenses are comprised of, but not limited to, costs for accounting, partnership administration, bad debt expense, data processing, investor relations, insurance and professional services. General and administrative expense increased by 24% or $101,000 from 1996 to 1997 and 4% or $18,000 from 1995 to 1996. Effective April 1, 1997, ARVAL began allocating bulk expenses on a monthly basis in order to increase efficiency. As a result, all costs allocated in 1997 are included in general and administrative expenses rather than property operations and general and administrative expenses, which accounts for the increase in general and administrative expenses from 1996 to 1997.

Depreciation and amortization expenses decreased by 9% or $90,000 from 1996 to 1997 and by 20% or $251,000 from 1995 to 1996. Depreciation and amortization expense decreased primarily due to the sale of Heritage Point Claremont effective in April 1996.

Property tax expense decreased by 6% or $17,000 from 1996 to 1997 and 16% or $52,000 from 1995 to 1996. The slight decreases are due to successful appeals on property tax assessments on certain of the Partnership's properties.

Interest expense decreased 11% or $172,000 from 1996 to 1997 and 14% or $265,000 from 1995 to 1996. These decreases are due to the decrease in borrowings on the Partnership's line of credit during 1996 and 1995. The Partnership no longer has this line of credit.

FUTURE CASH DISTRIBUTIONS

The General Partners believe that the Registrant's ability to make cash distributions to limited partners depends on factors such as future costs of long-term financing associated with the Camarillo site, the extent of start-up losses incurred in the initial leasing and operation of the Camarillo ALC, the Registrant's ability to rent the available units and maintain high occupancy rates, the Registrant's ability to control both operating and administrative expenses, the Registrant's ability to maintain adequate working capital, the absence of any losses from uninsured property damage (e.g., earthquakes) or future litigation, the Registrant's ability to generate proceeds from the sales of its properties and the Registrant's ability to renew existing leases under favorable terms.

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. ARVAL had developed a plan to address the Year 2000 issue for its financial information systems and, during the year ended December 31, 1997, began converting its computer systems to be Year 2000 compliant. However, ARVAL abandoned its attempted accounting software conversion in February 1998, when numerous application errors were discovered in the software package ARVAL had purchased. As a result, ARVAL is currently reassessing its planned conversion efforts for its financial and operational information systems as well as related operational issues at its communities. While an estimate of the total project costs is not currently available due to the recent events, it is expected that the cost will be funded from operating cash flow.

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

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INDIVIDUAL GENERAL PARTNERS OF THE REGISTRANT

JOHN A. BOOTY. Mr. Booty, age 59, is a graduate of the University of California at Berkeley, from which he also holds a Master's Degree in Business Administration. Mr. Booty was with Ford Motor Company Aeronutronics, Development Research Associates and Booz Allen and Hamilton, of which Mr. Booty was a Vice President. In 1979, he co-founded California Retirement Villas Corporation which merged into ARVAL. In 1996, Mr. Booty retired as President of ARVAL but he returned on an interim basis in 1997. Mr. Booty continues to serve as a Director of ARVAL.

DAVID P. COLLINS. Mr. Collins, age 60, received his Bachelor's Degree from St. Anselm College, Manchester, New Hampshire in 1960. His first association with ARVAL occurred in 1982. Mr. Collins is a registered principal with the National Association of Securities Dealers, Inc., and from its formation in December 1985, has been President of ARV Capital Corporation. Mr. Collins is a member and former Chairman of the Board of the Orange County Chapter of the International Association for Financial Planners. For many years, Mr. Collins was active in the field of international finance, mostly in the Middle East, and in 1971, was a founder of the World Trade Center Association of Orange County. Effective December 31, 1997, Mr. Collins resigned as Senior Executive Vice President of ARVAL. Mr. Collins continues to serve as a Director of ARVAL.

GARY L. DAVIDSON. Mr. Davidson, age 63, an attorney, received his Bachelor's Degree in 1958 and his Juris Doctor Degree in 1961 from the University of California at Los Angeles. Mr. Davidson has practiced law in Orange County since 1962. During his professional career, he has been active in numerous business and professional sports ventures. In 1979, he co-founded the predecessor to ARVAL. In October 1997, Mr. Davidson resigned as Chief Executive Officer, Director and Chairman of the Board of ARVAL.

JOHN S. JASON, 62, graduated from the University of Indiana with a degree in Business Administration. He was associated with KPMG Peat Marwick LLP for 6 years. In 1979, he co-founded the predecessor to ARVAL. In February 1993, Mr. Jason retired from his positions as a Director and as Executive Vice President of ARVAL.

TONY ROTA, 69, is a licensed real estate broker, and has been active in real estate investments since 1958. In 1979, he co-founded the predecessor to ARVAL. In November 1992, Mr. Rota retired from his positions as a Director and as Vice President of ARVAL.

EXECUTIVE OFFICERS OF ARV ASSISTED LIVING, INC. ("ARVAL")

HOWARD G. PHANSTIEL. Mr. Phanstiel, age 49, was appointed Chairman and Chief Executive Officer of the Company on December 5, 1997. From December 1994 to September 1997, Mr. Phanstiel was the Executive Vice President, Finance and Information Systems of Wellpoint Health Networks, Incorporated, a large managed care company. From 1989 to 1994, he served in various capacities at Prudential Bache, including Chairman and Chief Executive Officer of Prudential Bache International Bank and Managing Director of Prudential Bache Securities, Inc. Mr. Phanstiel received his Bachelor's Degree and his Master of Public Administration from Syracuse University.

GRAHAM P. ESPLEY-JONES. Mr. Espley-Jones, age 38, graduated from Pepperdine University with an MBA and from San Diego State University with a degree in Business Administration. Mr. Espley-Jones is a Registered Representative and Financial Principal with the National Association of Securities Dealers ("NASD"). From 1985 to 1988 he served as the Controller for the real estate division of First California Savings Bank. Mr. Espley-Jones joined ARVAL in 1988 and serves as Chief Financial Officer and Assistant Secretary.

SHEILA M. MULDOON. Ms. Muldoon, age 42, has acted as the Company's General Counsel since April 1996, and prior to that time was employed as Assistant General Counsel since September 1994. Prior to that date Ms. Muldoon was the General Counsel of Osprey Financial Group, Inc. From 1990 to 1993, she worked with the FDIC as a Senior Attorney in the Real Estate Section of the Legal Division. Prior to that time, Ms. Muldoon was a partner in the San Diego law firm of Higgs, Fletcher & Mack. Ms. Muldoon did her undergraduate work at the University of Notre Dame, and received her law degree from The Hastings College of the Law.

ERIC K. DAVIDSON. Mr. Eric Davidson, age 35, became the Senior Vice President of the Company in charge of acquisitions in April 1996. He has been employed by the Company since September of 1994. Prior to that time, Mr. Davidson was a real estate broker with Cushman & Wakefield for more than nine years, specializing in commercial real estate transactions. Mr. Davidson is a graduate of U.C. Berkeley.

DIRECTORS OF ARVAL

For a description of Messieurs Phanstiel, Booty and Collins, please see above.

R. BRUCE ANDREWS. Mr. Andrews, age 57, has served as President and Chief Executive Officer of Nationwide Health Properties, Inc. (a New York Stock Exchange listed REIT) since September 1989 and a director of that company since October 1989. Mr. Andrews had previously served as a director of American Medical International, Inc., a hospital management company, and served as its Chief Financial Officer from 1970 to 1985 and its Chief Operating Officer in 1985 and 1986. Mr. Andrews is also a director of Alexander Haagen Properties, Inc..

MAURICE J. DEWALD. Mr. DeWald, age 58, is Chairman and Chief Executive Officer of Verity Financial Group based in Irvine, California. Mr. DeWald founded Verity Financial in 1992 to develop and implement investment opportunities in the U.S. and internationally. Previously, Mr. DeWald had a 30 year career at KPMG Peat Marwick LLP, where he was a Managing Partner and served on its Board of Directors. Mr. DeWald is currently a director of several other firms, including:
Tenet Healthcare Corporation, Dai-Ichi Kangyo Bank of California, and Monarch Funds. He is also a trustee of St. John's Hospital and Health Care Foundation and Loyola Marymount University, and serves on the advisory Council of the University of Notre Dame School of Business. Mr. DeWald is a Certified Public Accountant.

ROBERT P. FREEMAN. Mr. Freeman, age 52, is President and Managing Director of Lazard Freres Real Estate Investors, LLC ("LFREI"), which he joined in 1992. Mr. Freeman received a Juris Doctor Degree from Harvard Law School and a Bachelors Degree from Stanford University. He is currently a director of American Apartment Communities, Atlantic American Properties Trust and Commonwealth Atlantic Properties.

MURRY N. GUNTY. Mr. Gunty, age 30, is a Vice President of LFREI, which he joined in 1995. From 1993 to 1995, he was associated with J.E. Robert Company, a real estate investment company. He is currently a director of Atlantic American Properties Trust. Mr. Gunty received a Master of Business Administration Degree from Harvard Business School and a Bachelor of Arts Degree from Harvard College.

KENNETH M. JACOBS. Mr. Jacobs, age 39, is a Managing Director in the Banking Group of Lazard Freres & Co. LLC, which position he has held since 1991. He received a Master of Business Administration Degree from Stanford Graduate School of Business and a Bachelor of Arts Degree from The University of Chicago.

JOHN J. RYDZEWSKI. Mr. Rydzewski, age 44, is an investment banker specializing in health care finance. He has been a member of the firm Benedetto, Gartland & Greene, Inc. since 1993. Mr. Rydzewski served as Executive Vice President and Chief Financial Officer in 1992 for Four Winds, Inc., a provider of behavioral health care services. He also served as a Vice President in the health care finance group of Kidder, Peabody & Co. Incorporated from 1986 to 1992. He has served as a director of United Medical Corporation, a diversified health services provider, and Maxim Healthcare Corporation, a behavioral health services provider. Mr. Rydzewski received a Master of Business Administration and a Bachelor of Science Degree from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the General Partners' potential compensation and the compensation which the General Partners are earning.

Acquisition Fees
(ARV Assisted Living, Inc.)             A property acquisition fee of 2% of
                                        Gross Offering Proceeds to be paid for
                                        services in connection with the
                                        selection and purchase of Projects and
                                        related negotiations. In addition, a
                                        development, processing and renovation
                                        fee of 3.5% of Gross Offering Proceeds
                                        to be paid for services in connection
                                        with negotiations for or the renovation
                                        or improvement of existing facilities
                                        and the development, processing or
                                        construction of Projects developed by
                                        the Registrant. There were no property
                                        acquisitions, development, processing
                                        or renovation fees for the years ending
                                        December 31, 1997, 1996 and 1995.


Rent-Up and Staff Training Fees
(ARV Assisted Living, Inc.)             Rent-up and staff training fees of 4.5%
                                        of the Gross Offering Proceeds allocated
                                        to each specific acquired or developed
                                        Project. Such fees will be paid for
                                        services in connection with the opening
                                        and initial operations of the Projects
                                        including, without limitation, design
                                        and implementation of the advertising,
                                        direct solicitation and other campaigns
                                        to attract residents and the initial
                                        hiring and training of managers, food
                                        service specialists, activities
                                        directors and other personnel employed
                                        in the individual communities. There
                                        were no rent-up and staff training fees
                                        for the years ending December 31, 1997,
                                        1996 and 1995.

Property Management Fees
(ARV Assisted Living, Inc.)             A property management fee of 5% of gross
                                        revenues paid for managerial services
                                        including general supervision, hiring of
                                        onsite management personnel employed by
                                        ARVAL, renting of units, installation
                                        and provision of food service,
                                        maintenance, and other operations.
                                        Property management fees for the years
                                        ending December 31, 1997, 1996 and 1995
                                        were $316,000, $298,000, and $280,000,
                                        respectively.

Partnership Management Fees
(ARV Assisted Living, Inc.)             A partnership management fee of 10% of
                                        cash flow before distributions is paid
                                        for implementing the Partnership
                                        business plan, supervising and
                                        management of Partnership affairs
                                        including general administration,
                                        coordination of legal, audit, tax, and
                                        insurance matters. Partnership
                                        management fees for the years ending
                                        December 31, 1997, 1996 and 1995 were
                                        $119,000, $112,000, and $92,000,
                                        respectively.

Sale of Partnership Projects
(ARV Assisted Living, Inc.)             The Limited Partnership Agreement
                                        permits payment or compensation in the
                                        form of real estate commissions to the
                                        General Partners or its Affiliates which
                                        is subordinated to a return to Limited
                                        Partners of their capital contributions
                                        plus an 8% per annum, cumulative, but
                                        not compounded, return thereon from all
                                        sources, including prior distribution of
                                        cash flow. Any such compensation shall
                                        not exceed 3% of the gross sales price
                                        or 50% of the standard real estate
                                        brokerage commission, whichever is less.
                                        In fiscal 1997, 1996 and 1995, no real
                                        estate selling commissions were paid the
                                        General Partner.

Subordinated Incentive Compensation
(ARV Assisted Living, Inc.)             ARV Assisted Living, Inc. is entitled to
                                        receive 15% of the Proceeds of Sale or
                                        Refinancing subordinated to a return of
                                        initial Capital Contributions plus
                                        cumulative, but not compounded return on
                                        capital contributions varying from 8% to
                                        10% per annum. In 1997, 1996 and 1995,
                                        no incentive compensation was paid.

Partnership Interest
(General Partners)                      1% of all items of capital, profit or
                                        loss, and liquidating Distributions,
                                        subject to a capital account adjustment.

Reimbursed Expenses & Credit
Enhancement (General Partners)          General Partners may receive fees for
                                        personal guarantees of loans made to the
                                        Registrant. All Registrant's expenses
                                        shall be billed directly to and paid by
                                        the Registrant. General Partners may be
                                        reimbursed for the actual cost of goods
                                        and materials obtained from unaffiliated
                                        entities and used for or by the
                                        Registrant. The Managing Partner will be
                                        reimbursed for administrative services
                                        necessary to the prudent operation of
                                        Registrant, provided that such
                                        reimbursement is at the lower of its
                                        actual cost or the amount which the
                                        Registrant would be required to pay to
                                        independent parties for comparable
                                        administrative services in the same
                                        geographic location. The total
                                        reimbursements to ARVAL amounted to $1.6
                                        million, $1.4 million, and $1.2 million
                                        for the years ending December 31, 1997,
                                        1996 and 1995 respectively.


Finder Fees
(ARV Assisted Living, Inc.)             The General Partners received finders
                                        fees in conjunction with obtaining
                                        grants for the rehabilitation of Cedar
                                        Villas and Villa Azusa. The finders fees
                                        amount to 10% of the total grant money
                                        received by the Registrant. No finder
                                        fees for the years ending December 31,
                                        1997, 1996 and 1995 were paid.

Indemnity Fees
(General Partners)                      The General Partners received $96,000
                                        for indemnifying and holding UHSI, Costa
                                        and Husky harmless from any liabilities
                                        as a result of the Registrant's buy-out
                                        of their interests in HPCP. No indemnity
                                        fees for the years ending December 31,
                                        1997, 1996 and 1995 were paid.

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

Conflicts of interest exist to the extent that communities owned or operated compete, or are in a position to compete for residents, general managers or key employees with assisted living facilities owned or operated by the General Partners and Affiliates in the same geographic area. The General Partners will seek to reduce any such conflicts by offering such persons their choice of residence or employment on comparable terms in any facility.

The personnel working at each facility are employed by ARVAL. ARVAL pays payroll and retirement benefit expenses on the Registrant's behalf and is subsequently reimbursed by the Registrant. The retirement benefit expense consists of contributions made to an employee stock ownership plan ("ESOP"). Effective April 1, 1991, ARVAL approved an ESOP to enable all eligible employees of ARVAL and its affiliates to own common stock in ARVAL. The last contribution made to the ESOP was on March 31, 1995. Effective January 1, 1997, ARVAL established a savings plan ("the Savings Plan") that qualifies as a deferred salary arrangement under Section 401 (k) of the Internal Revenue Code. Total Savings Plan expense was $6,000 for the year ended December 31, 1997.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Report:

        (i)  Independent Auditors' Report.

        (ii) Consolidated Balance Sheets - December 31, 1997 and 1996.

       (iii) Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995.

        (iv) Consolidated Statements of Partners' Capital - Years ended December 31, 1997, 1996 and 1995.

        (v)  Consolidated Statements of Cash Flows - Years ended
             December 31, 1997, 1996 and 1995.

        (vi) Notes to Consolidated Financial Statements.

       (vii) Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation and Amortization - December 31, 1997.

(b) Reports on Form 8-K. The registrant did not file any 8-K reports during the last quarter of 1997.

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

        AMERICAN RETIREMENT VILLAS PROPERTIES III,
        A CALIFORNIA LIMITED PARTNERSHIP,
        BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT


        /s/ HOWARD G. PHANSTIEL
        By:   Howard G. Phanstiel, Chief Executive Officer and
              Chairman of the Board of ARVAL, Managing General Partner

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


      SIGNATURE                                  TITLE                                  DATE
      ---------                                  -----                                  ----
/s/ HOWARD G. PHANSTIEL                 Chief Executive Officer                    March 31, 1998
Howard G. Phanstiel                     and Chairman of the Board of ARVAL,
                                        Managing General Partner


/s/ GRAHAM P. ESPLEY-JONES              Chief Financial Officer                    March 31, 1998
Graham P. Espley-Jones                  and Assistant Secretary of ARVAL,
                                        Managing General Partner


/s/ JOHN A. BOOTY                       Director of ARVAL,                         March 31, 1998
John A. Booty                           Managing General Partner


                      AMERICAN RETIREMENT VILLAS
                      PROPERTIES III, L.P.
                      (A California Limited Partnership)

                      Annual Report - Form 10-K

                      Consolidated Financial Statements and Schedule

                      Items 8 and 14(a)

                      December 31, 1997, 1996 and 1995

                      (With Independent Auditors' Report Thereon)

                            Annual Report - Form 10-K

                                Items 8 and 14(a)


             Index to Consolidated Financial Statements and Schedule
             -------------------------------------------------------


                                                                                       Page
Independent Auditors' Report                                                           F-1

Consolidated Balance Sheets - December 31, 1997 and 1996                               F-2

Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995   F-3

Consolidated Statements of Partners' Capital - Years ended December 31, 1997, 1996
    and 1995                                                                           F-4

Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995   F-5

Notes to Consolidated Financial Statements                                             F-6

Schedule
--------

Real Estate and Related Accumulated Depreciation and
    Amortization - December 31, 1997                                                   Schedule III





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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Villas Properties III, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                       /s/ KPMG PEAT MARWICK LLP


Orange County, California
March 31, 1998

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                          (IN THOUSANDS, EXCEPT UNITS)


                                ASSETS                                       1997          1996
                                                                           ---------     --------
Properties, at cost:
   Land                                                                      $ 4,674      $ 4,674
   Building and improvements, less accumulated depreciation
      of $4,122 and $3,373 in 1997 and 1996, respectively                     24,695       19,076
   Furniture, fixtures and equipment, less accumulated depreciation
     of $373 and $498 in 1997 and 1996, respectively                             191          322
                                                                             -------      -------
           Net properties                                                     29,560       24,072

Cash                                                                           1,086          893
Restricted cash                                                                  153          137
Loan fees, less accumulated amortization of $175 and $140 in 1997
   and 1996, respectively                                                         70          105
Amounts receivable from affiliates                                               265           --
Other assets                                                                     107           93
                                                                             -------      -------
                                                                             $31,241      $25,300
                                                                             =======      =======

                   LIABILITIES AND PARTNERS' CAPITAL

Notes payable to banks                                                       $16,086      $11,116
Notes payable to others                                                        4,803        4,907
Accounts payable                                                                 974          454
Accrued expenses                                                                 328          280
Amounts payable to affiliates                                                    383          138
Distributions payable to Partners                                                 46           46
                                                                             -------      -------
           Total liabilities                                                  22,620       16,941
                                                                             -------      -------
Commitments and contingencies
                                                                             -------      -------
Minority interest                                                                 74           41
                                                                             -------      -------
Partners' capital (deficit):
   General partners                                                              (74)         (76)
   Limited partners, 18,666 units outstanding at December 31, 1997
     and 1996, respectively                                                    8,621        8,394
                                                                             -------      -------
           Total partners' capital                                             8,547        8,318
                                                                             -------      -------
                                                                             $31,241      $25,300
                                                                             =======      =======


          See accompanying notes to consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995

                      (In thousands except per unit data)



                                                               1997           1996          1995
                                                           ------------   -----------   ------------
Revenues:
   Rent                                                        $5,610         $5,446       $ 5,130
   Assisted living                                                601            419           344
   Interest                                                        11            178           500
   Grants                                                          --             --            41
   Other                                                          111             97            80
                                                               ------         ------       -------
         Total operating revenues                               6,333          6,140         6,095
                                                               ------         ------       -------
Costs and expenses:
   Rental property operations (including $1,518,
     $1,367
     and $1,285 related to affiliates in 1997, 1996
     and 1995, respectively)                                    2,880          2,639         2,497
   Assisted living (all related to affiliates)                    235            197           168
   General and administrative (including $264, $210
      and $145 related to affiliates in 1997, 1996 and
     1995, respectively)                                          521            420           402
   Depreciation and amortization                                  913          1,003         1,254
   Property taxes                                                 264            281           333
   Advertising                                                     67             26            41
   Interest                                                     1,431          1,603         1,868
   Minority interest in operations                                 83             57            (4)
                                                               ------         ------       -------
         Total operating costs and expenses                     6,394          6,226         6,559
                                                               ------         ------       -------
         Operating loss                                           (61)           (86)         (464)

Net profit on sale of property                                    290            569            --
                                                               ------         ------       -------
         Net income (loss)                                     $  229         $  483       $  (464)
                                                               ======         ======       =======

Net income (loss) per limited partner unit                     $12.27         $25.63       $(24.62)
                                                               ======         ======       =======


          See accompanying notes to consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                  Consolidated Statements of Partners' Capital

                  Years ended December 31, 1997, 1996 and 1995

                      (In thousands except per unit data)

                                                                                           TOTAL
                                                             GENERAL        LIMITED       PARTNERS'
                                                             PARTNERS      PARTNERS       CAPITAL
                                                           ------------   -----------   ------------
Balance (deficit) at December 31, 1994                     $     (68)     $   9,122      $  9,054

Distributions to partners ($15.03 per limited
   partner unit)                                                  (3)          (280)         (283)

Net loss                                                          (5)          (459)         (464)
                                                           ---------      ---------      --------
Balance (deficit) at December 31, 1995                           (76)         8,383         8,307

Distributions to partners ($25.02 per limited
   partner unit)                                                  (5)          (467)         (472)

Net income                                                         5            478           483
                                                           ---------      ---------      --------
Balance (deficit) at December 31, 1996                           (76)         8,394         8,318

Net income                                                         2            227           229
                                                           ---------      ---------      --------
Balance (deficit) at December 31, 1997                     $     (74)     $   8,621      $  8,547
                                                           =========      =========      ========



          See accompanying notes to consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995

                      (In thousands except per unit data)

                                                                        1997          1996          1995
                                                                     -----------   ----------     ---------
       Cash flows from operating activities:
          Net income (loss)                                            $   229        $   483       $  (464)
          Adjustment to reconcile net income (loss) to net
            cash provided by operating activities:
              Depreciation and amortization                                913          1,003         1,254
              Gain recognized on property sold                            (290)          (569)           --
              (Gain) loss on disposal of property and equipment            (12)            53            --
          Change in assets and liabilities:
            (Increase) decrease in restricted cash                         (16)            (7)          120
            Increase in other assets                                       (14)            (1)           --
            Increase in amounts receivable from affiliate                 (265)            --            --
            Increase in accounts payable and accrued expenses              568            246             9
            Increase in amounts payable to affiliates                      245             72            11
            Increase (decrease) in minority interest                        33             57           (23)
            Other                                                           --             11            (1)
                                                                       -------        -------       -------

                    Net cash provided by operating activities            1,391          1,348           906
                                                                       -------        -------       -------

       Cash flows from investing activities:
          Improvements and building construction                        (6,183)        (1,455)         (276)
          Additions to furniture, fixtures and equipment, net              (69)           (90)         (154)
          Deposit on property under contract for sale                       --             --         1,185
          Cash received for property sold under contract                   290          1,474            --
                                                                       -------        -------       -------

                    Net cash provided by (used in) investing
                      activities                                        (5,962)           (71)          755
                                                                       -------        -------       -------

       Cash flows from financing activities:
          Decrease in amounts receivable from affiliate                     --             --            47
          Proceeds from notes payable                                    5,046              7            66
          Principal repayments on notes payable to banks and others       (282)          (256)         (223)
          Repayments on line-of-credit agreement                            --             --          (350)
          Distributions paid                                                --           (613)       (2,209)
                                                                       -------        -------       -------

                    Net cash provided by (used in) financing
                      activities                                         4,764           (862)       (2,669)
                                                                       -------        -------       -------

                    Net increase (decrease) in cash                        193            415        (1,008)

       Cash at beginning of year                                           893            478         1,486
                                                                       -------        -------       -------

       Cash at end of year                                             $ 1,086        $   893       $   478
                                                                       =======        =======       =======

       Supplemental cash flow information - cash paid during
          the year for interest (net of capitalized interest
          of $151, $0 and $50 in 1997, 1996 and 1995, respectively)    $ 1,415        $ 1,893       $ 1,870
                                                                       =======        =======       =======

       Noncash - application of deposits to sale of property           $    --        $ 4,601       $    --
                                                                       =======        =======       =======


          See accompanying notes to consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995





(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements of American Retirement Villas Properties III, L.P. (the Partnership) include the accounts of the Partnership, ARVP III/Bradford Square, L.P. (ARVP III/BS), Heritage Pointe Ontario Partners, L.P. (HPOP), and Heritage Pointe Pomona Partners, L.P.
      (HPPP) at December 31, 1997, 1996 and 1995 and for the years then ended and Heritage Pointe Claremont Partners, L.P. (HPCP) at December 31, 1996 and 1995 and for the years then ended. In April 1996, under the requirements of Statement of Financial Accounting Standards No. 66 (SFAS No. 66), "Accounting for Sale of Real Estate," the sale of HPCP was recorded. As a result, consolidated financial statements of the Partnership as of and for the year ended December 31, 1997 and 1996 do not include the accounts of HPCP. The Partnership is a 50% general partner in ARVP III/BS and effective in May 1993, became a 100% owner of HPOP, HPPP and HPCP. The Partnership was previously a 50% general partner in HPOP, HPPP and HPCP. All intercompany balances and transactions have been eliminated in consolidation. The Partnership consolidates these limited partnerships since it has a controlling financial interest. Minority interest represents the minority partners' cost to acquire the minority interest adjusted by their proportionate share of subsequent earnings, losses and distributions.

      BASIS OF ACCOUNTING

      The Partnership maintains its records on the accrual method of accounting for financial reporting and Federal and state tax purposes.

      CARRYING VALUE OF REAL ESTATE

      Properties are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to approximately 27-1/2 years.

      The Partnership reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Partnership estimates the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset's fair value.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      PRE-OPENING COSTS

      Costs such as fees paid for employee training, rent-up and other related costs incurred prior to the opening of a retirement community are deferred and amortized using the straight-line method over a period of one year after the community's opening.

      LOAN FEES

      Amortization of loan fees is computed using the effective interest method over the term of the respective note payable.

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

      The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership received an opinion of counsel as to its tax status prior to the offering of limited partnership units, but such opinion is not binding upon the Internal Revenue Service.

      Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles (GAAP) and for Federal income tax reporting purposes at December 31 (in thousands):

                                            1997                        1996
                                 --------------------------------------------------------
                                     GAAP        TAX BASIS       GAAP        TAX BASIS
                                     BASIS          (1)          BASIS          (1)
                                 --------------------------------------------------------
              Total assets             $31,241      $32,254        $25,300       $32,513
                                 ========================================================

              Total liabilities        $22,355      $22,428        $16,941       $21,627
                                 ========================================================

      Following are the differences between the financial statement and tax return income (in thousands):

                                                                          1997            1996           1995
                                                                        ---------       --------       --------
                Net income (loss) per financial statements               $  229             483           (464)
                Guaranteed payments (1)                                     435             410            372
                Depreciation differences on properties (1)                  156             208            456
                Amortization differences on intangible assets (1)            57              57             53
                Deferred income (1)                                           5              --            (10)
                Capitalized costs (1)                                       477              --           (324)
                Imputed interest (1)                                         --              --             --
                Interest expense (1)                                         --            (470)            --
                Interest income (1)                                          --             771             --
                Loss on sale of assets (1)                                   (2)           (254)            --
                Other (1)                                                   (12)             75            749
                                                                         ------          ------          -----
                        Total income per Federal tax return (1)          $1,345          $1,280          $ 832
                                                                         ======          ======          =====

              (1) Unaudited.

      NET INCOME (LOSS) PER LIMITED PARTNER UNIT

      Net income (loss) per limited partner unit was based on the weighted average number of limited partner units outstanding of 18,666 in 1997, 1996 and 1995.

      RECLASSIFICATIONS

      Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

      NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share (EPS)" which is effective for both interim and annual reporting periods ending after December 15, 1997. This standard requires restatement of prior interim and annual earnings per share calculations. SFAS No. 128 replaces fully diluted EPS with diluted EPS and replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed the same way as fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options and warrants under the treasury stock method. The adoption of SFAS No. 128 did not have an impact on the Partnership's financial statements.

      The FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement is effective for both interim and annual financial statement periods ending after December 15, 1997. This statement requires disclosure in summary form of the pertinent rights and privileges of various securities outstanding including dividend and liquidation preferences, participation rights, call prices and dates, sinking-fund requirements, unusual voting rights and significant terms of contracts to issue additional shares. The adoption of SFAS No. 129 did not have an impact on the Partnership's financial statements.

      The FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier financial statements for comparative purposes. SFAS No. 130 requires that items meeting the criteria of a component of comprehensive income, including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities, be shown in the financial statements. SFAS No. 130 does not require a specific format for disclosure of comprehensive income and its components in the financial statements. The partnership elected early adoption of SFAS No. 130 which did not have an impact on the Partnership's financial statements.

      The FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires that all public business enterprises report information about the revenues derived form the enterprise's products or services (or groups of similar products or services), about the countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impractical. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. Comparative information for interim periods is not required until the second year of application. The partnership elected early adoption of SFAS No. 131 which did not have an impact on the Partnership's financial statements.

(2)   ORGANIZATION AND PARTNERSHIP AGREEMENT

      The Partnership was formed on June 28, 1989 for the purpose of acquiring, developing and operating assisted living and senior apartment communities. The term of the Partnership is 60 years and may be dissolved earlier under certain circumstances. The Partnership commenced operations on December 28, 1989 when the minimum number of units (1,250) had been sold.

      Limited partner units (minimum of 2 units per investor for Individual Retirement Accounts, KEOGH'S and pension plans and 5 units for all other investors) were offered for sale to the general public. Each limited partner unit represents a $1,000 capital contribution. There were 18,666 Limited Partner units sold through the end of the offering in October 1992 which represented a cumulative capital investment of $18,665,000, net of units repurchased. Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions.

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

      Cash available for distribution from operations, which is determined at the sole discretion of the managing general partner, is to be distributed 1% to the General Partners and 99% to the Limited Partners.

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


(3)   TRANSACTIONS WITH AFFILIATES

      The Partnership has an agreement with ARVAL providing for a property management fee of 5% of gross revenues amounting to $316,000, $298,000 and $280,000, for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, the agreement provides for a Partnership management fee of 10% of cash flow before distributions, as defined in the Partnership Agreement, amounting to $119,000, $112,000 and $92,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

      Payment of the Partnership management fee out of cash flow is subordinated to a quarterly noncumulative distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of Capital Contributions allocated to each property. The Managing General Partner has determined that it has received payment of certain fees accrued but not yet payable under the terms of the Partnership Agreement. The Managing General Partner repaid such fees to the Partnership in March 1998. At December 31, 1997, a receivable from ARVAL of $265,000 and a corresponding payable have been established in the Partnership's financial statements.

      ARVAL pays certain expenses, such as repairs and maintenance, supplies, payroll and retirement benefit expenses on behalf of the Partnership and is subsequently reimbursed by the Partnership. The total reimbursements to ARVAL, are included in rental property operations and general and administrative expenses in the accompanying statements of operations and amounted to $1,578,000, $1,365,000 and $1,226,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

      Prior to 1995, in consideration for services rendered with respect to property acquisitions, the Managing General Partner is paid a property acquisition fee of a maximum of 2% of the gross offering proceeds. In addition, the Managing General Partner is entitled to a development, processing and renovation fee of a maximum of 3.5% of gross offering proceeds allocated to a particular project. The Managing General Partner is also entitled to a maximum fee of 4.5% of gross offering proceeds for rent-up and staff training services.

      Amounts payable to affiliate at December 31, 1997 and 1996 include expense reimbursements and accrued property management and partnership management fees.


(4)   PROPERTIES

      The following table sets forth, as of December 31, 1997 the location, the date on which operations commenced and the number of units in the community.

                                                                  COMMENCED
      COMMUNITY                   LOCATION        OPERATIONS        UNITS
      ---------                   --------        ----------      ---------
      [S]                         [C]             [C]             [C]
      ASSISTED LIVING
      COMMUNITIES
      Bradford Square             Placentia, CA      1992            92
      Chandler Villa              Chandler, AZ       1992           164
      Villa Las Posas             Camarillo, CA      1997 (a)       123

      SENIOR APARTMENTS
      Cedar Villas                Ontario, CA        1992           137
      Pacific Villas              Pomona, CA         1992           132
      Villa Azusa                 Azusa, CA          1993           147


      (a) The Partnership commenced operations of Villa Las Posas in December 1997.


      ARVP III/BRADFORD SQUARE LTD.

      On December 18, 1990, the Partnership entered into a limited partnership, ARVP III/BS, with an unrelated third party, Bradford Square Ltd. Both partners made an initial $1,000 cash contribution. The Partnership is the Managing General Partner and Bradford Square Ltd. is the Limited Partner, each with a 50% interest. Pursuant to the agreement, Bradford Square Ltd. contributed an existing facility (Bradford Square), to ARVP III/BS, and, the Partnership contributed additional cash equal to the fair market value of the property. Income and loss is generally allocated to the Managing General Partner and Bradford Square, Ltd. based on their partnership interests.

      Under the limited partnership agreement between the Partnership and Bradford Square Ltd., the Partnership receives a 9% preferred return on 125% of amounts contributed to the partnership. The remaining cash flow from operations is divided equally between the Partnership and Bradford Square Ltd. During 1997, 1996 and 1995, the Partnership received a preferred return of $221,000, $253,000 and $167,000, respectively.

(5)   SALE OF PROPERTY - HERITAGE POINTE CLAREMONT

In September 1993, the Partnership contracted to sell Heritage Pointe Claremont to Claremont Senior Partners ("CSP") for $12,281,900. The managing general partner of the Partnership is the Special Limited Partner of CSP. The transaction closed on December 30, 1993. CSP assumed the balance of the construction loan of $4,852,216 (although the Partnership remained fully liable for the loan) and the Partnership had taken back two notes receivable to finance the sale.

In September 1994, CSP obtained permanent financing, the proceeds of which were primarily utilized to pay off the existing balance on the construction loan and a portion of the existing principal and interest on the Partnership's related promissory notes. As a result, both promissory notes were amended and the combined balance due was reduced to $6,076,110 (eliminating the portion related to the construction loan). The notes bear interest at 8% and the outstanding balance and interest are payable from excess cash flows as defined in the CSP partnership agreement. Additionally, these notes continue to be collateralized by certain CSP partners' interests in CSP and are due January 25, 2010.

In April 1996 and January 1995, CSP paid $1,444,000 and $1,145,000 to the Partnership as principal and interest reductions of the promissory notes. Prior to 1996, this transaction had not been treated as a completed sale for accounting purposes under the requirements of Statements of Financial Accounting Standards Board No. 66 ("SFAS 66"); however, the sale was considered legally consummated.

Upon the receipt of the principal and interest payment from CSP in April 1996, a sufficient investment as defined by SFAS 66 was made and the sale was recognized. As CSP's excess cash flows do not currently exceed the interest payment requirements, SFAS 66 requires profit on the sale to be recognized under the cost recovery method as payments are received on the notes. During 1997, the Partnership received payments and recorded gains totaling $290,000 on these notes. As of December 31, 1997, gross profit not recognized on sale of property was approximately $3.8 million.

(6)  NOTES PAYABLE TO BANKS AND OTHERS

     At December 31, 1997 and 1996, notes payable to banks and others included the following (in thousands):


                                                               1997          1996
                                                            -----------   -----------
Notes Payable to Banks:

Note payable not formally assumed by the
   Partnership, collateralized by deed of trust on
   Pacific Villas, interest at 2.25% above the
   eleventh district cost of funds (4.963% at
   December 31, 1997) adjusted quarterly; terms of
   promissory note required full payment of amounts
   due when the property was sold to the Partnership
   in 1992, otherwise monthly principal and interest
   installments of $32 and all unpaid principal and
   interest is due on November 1, 2017                          $4,150        $4,242

Note payable not formally assumed by the
   Partnership, collateralized by deed of trust on
   Cedar Villas, interest at 2.25% above the eleventh
   district cost of funds and in no event shall the
   interest rate be less than 8% or more than 14% (8%
   at December 31, 1997); terms of promissory note
   required full payment of amounts due when the
   property was sold to the Partnership in 1992,
   otherwise monthly principal and interest
   installments of $31 and all unpaid principal and
   interest is due on February 1, 2019                           3,805         3,871


                                                               1997          1996
                                                            -----------   -----------
Note payable not formally assumed by the Partnership,
    collateralized by deed of trust on Villa Azusa,
    interest at 2.25% above the monthly
    eleventh district cost of funds (4.963% at
    December 31, 1997) adjusted semi-annually;
    terms of promissory note required full
    payment of amounts due when the property
    was sold to the Partnership in 1992,
    otherwise payable in monthly principal and
    interest installments of $23 with all
    unpaid principal and interest due on
    February 1, 2017                                           2,934          3,003

Construction loan collateralized by deed of trust on
   Villa Las Posas and guaranteed by the General Partners,
   interest at 2.75% above the 30-day LIBOR rate
   (6% at December 31, 1997); all unpaid
   principal and interest is due on October 1, 1998            5,197             --
                                                             -------        -------

                      Notes payable to banks                  16,086         11,116
                                                             -------        -------

Notes Payable to Others:
Note payable collateralized by deed of trust on
    Chandler Villas and guaranteed by the General
    Partners, interest for the initial 7-year term
    at 5.25% in excess of the seven-year treasury
    yield as of the inception date (6.38% at
    inception) with annual increase of 2% per year
    and interest for the second seven-year period
    at 7% in excess of the seven-year treasury
    yield as of the reset date with annual
    increases of 2 %; monthly principal and
    interest installments of $27 and all unpaid
    principal and interest is due on January 1,
    2007                                                       2,396          2,421

Note payable collateralized by deed of trust on
    Bradford Square and guaranteed by the General
    Partners, interest for the initial 7-year
    term, ending December 31, 1999, at 5.25% in
    excess of the seven-year treasury yield as of
    the inception date (6.38% at inception) with
    annual increase of 2% per year and interest
    for the second seven-year period at 7% in
    excess of the seven-year treasury yield as of
    the reset date with annual increases of 2%;
    monthly principal and interest installments of
    $27 and all unpaid principal and interest is
    due on January 1, 2007                                     2,396          2,421

Other                                                             11             65
                                                             -------        -------

                      Notes payable to others                  4,803          4,907
                                                             -------        -------

                                                             $20,889        $16,023
                                                             =======        =======


      The annual principal payments of notes payable as of December 31, 1997 are as follows (in thousands):

               Year ending December 31:
               1998 (see below)            $16,123
               1999                             41
               2000                             40
               2001                             39
               2002                             30
               Thereafter                    4,616
                                           -------
                                           $20,889
                                           =======

      In 1992, the Partnership purchased three properties subject to existing notes payable in favor of banks. These notes were not formally assumed in the purchase and contain provisions that required payment in full upon the sale of these properties. The Partnership is negotiating or plans to negotiate with the banks to assume these notes under the original payment terms, has made payments on the notes under those terms and believes these notes will not be called by the banks. Until such time as the notes are formally assumed by the Partnership, however, they are considered due on demand and included in amounts due in 1998 in the above schedule of annual principal payments. If the Partnership is unable to negotiate reasonable terms with the existing lender, management believes alternate financing on favorable terms could be obtained.


(7)   GRANTS RECEIVED

      During 1993, the Partnership entered into 30-year rehabilitation and affordable housing subsidy agreements with the cities of Azusa and Ontario. In conjunction with the agreements, the Partnership is to receive up to $535,000 and $546,000 as compensation or reimbursement to rehabilitate Villa Azusa and Cedar Villas, respectively, in order to provide low income housing to persons 55 years of age or older. Total grant funds of $513,000 and $546,000 had been received from the cities of Azusa and Ontario, respectively, for rehabilitation work performed. Approximately $41,000 received from the city of Azusa was not required to be used for rehabilitation work on the project and, as such, these fees were recorded as grant income in 1995. In the event that the Partnership defaults on the provisions of the agreement within 15 years, including, but not limited to, eliminating the low income housing status of the apartment facility, the grant money must be returned to the respective city. No default existed at December 31, 1997.


(8)   EMPLOYEE BENEFIT PLANS

      ARVAL offers an Employee Stock Ownership Plan ("ESOP") to all eligible employees. The amount of stock contributed annually to the ESOP was at the discretion of ARVAL. During 1995, ARVAL's Board of Directors declared a contribution in only the first quarter of the year and that contribution approximated 3% of each employee's payroll expense. No further contributions have been declared. The Partnership's expense was $4,000 for the ESOP (as a reimbursement to ARVAL) in 1995.

      Effective January 1, 1997, ARVAL established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. ARVAL matches 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. An employee becomes eligible to participate in the plan upon completing one year of service. ARVAL employees employed at Partnership communities are eligible to participate in the Savings Plan. The Partnership's Savings Plan expense was $6,000 (as a reimbursement to ARVAL) for the year ended December 31, 1997.

(9)   DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value of the Partnership's financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

      Fair value information related to financial instruments is as follows (in thousands):


                                                         DECEMBER 31
                                  ----------------------------------------------------------
                                             1997                           1996
                                  ----------------------------   ---------------------------
             FINANCIAL            BOOK VALUE         FAIR        BOOK VALUE         FAIR
             INSTRUMENT                              VALUE                         VALUE
      -------------------------   ------------    ------------   -----------     -----------
      Cash                        $    1,086      $    1,086     $     893       $     893
                                  ============    ============   ===========     ===========
      Notes payable               $   20,889      $   22,085     $  16,023       $  15,665
                                  ============    ============   ===========     ===========

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

(10)  YEAR 2000

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. ARVAL had developed a plan to address the Year 2000 problem for its financial information systems and, during the year ended December 31, 1997, began converting its computer systems to be Year 2000 compliant. However, ARVAL abandoned its attempted accounting software conversion in February 1998, when numerous application errors were discovered in the software package ARVAL had purchased. As a result, ARVAL is currently reassessing its planned conversion efforts for its financial and operational information systems as well as related operational issues at its communities. While an estimate of the total project costs is not currently available due to the recent events, it is expected that such will be funded from operating cash flow.

                                  Schedule III

                    AMERICAN RETIREMENT VILLAS PROPERTIES III
                       (A California Limited Partnership)

        Real Estate and Related Accumulated Depreciation and Amortization

                                December 31, 1997
                                 (In thousands)

                               INITIAL COST                    GROSS AMOUNT
                                                  COSTS
                                                  CAPITALIZED
                                     BUILDINGS    SUBSEQUENT                                                            DEPRECIABLE
                                     AND          TO                  BUILDINGS AND         ACCUMULATED  DATE OF      LIVES
DESCRIPTION     ENCUMBRANCES  LAND   IMPROVEMENTS ACQUISITION   LAND  IMPROVEMENTS TOTAL(1) DEPRECIATION ACQUISITION  (YEARS)
-----------------------------------------------------------------------------------------------------------------------------------
Villa Azusa       $ 2,934    $  800  $3,705       $   166      $   800    $3,871     $ 4,671     $  641  March 1993     27-1/2years
Villa Las Posas     5,197     1,210     572         8,754        1,249     9,287      10,536         28  December 1989  27-1/2years
Bradford Square     2,396       675   2,977           282          675     3,259       3,934        809  December 1990  27-1/2years
Chandler Villas     2,396       300   2,902           233          300     3,135       3,435        822  September 1990 27-1/2years
Cedar Villas        3,805       650   4,078           277          650     4,355       5,005        847  October 1992   27-1/2years
Pacific Villas      4,150     1,000   4,545           365        1,000     4,910       5,910        975  October 1992   27-1/2years
                  -------------------------------------------------------------------------------------

                  $20,878    $4,635 $18,779       $10,077      $ 4,674   $28,817     $33,491     $4,122
                  =====================================================================================


Following is a summary of investment in properties for the years ended December 31, 1997, 1996 and 1995:


                                                   1997             1996            1995
                                              --------------    ------------    ------------
Balance at beginning of year                  $       26,969    $     25,562    $     25,236
Improvements/construction                              6,522           1,758             326
Disposals                                                 --            (351)             --
                                              --------------    ------------    ------------

Balance at end of year                        $       33,491    $     26,969    $     25,562
                                              ==============    ============    ============


Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 1997, 1996, and 1995:


                                                   1997             1996            1995
                                              --------------    ------------    ------------
Balance at beginning of year                  $        3,373    $      2,658    $      1,944
Additions charged to expense                             749             715             714
                                              --------------    ------------    ------------

Balance at end of year                        $        4,122    $      3,373    $      2,658
                                              ==============    ============    ============


(1) Aggregate cost for Federal income tax purposes is $31,989 at December 31, 1997.

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         -----------

    27              Financial Data Schedule