Form 10-Q
period 1998-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 1998-05-15
CIK 853274

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                                 Balance Sheets
                                   (Unaudited)
                                 (In thousands)



                         ASSETS                               MARCH 31,     DECEMBER 31,
                                                                1998            1997
                                                             ----------     ------------
Properties, at cost:
  Land                                                         $  4,674       $  4,674
  Buildings and improvements, less accumulated
    depreciation of $4,387 and $4,122 at March 31,
    1998 and December 31, 1997, respectively                     24,038         24,126
  Furniture, fixtures and equipment, less
    accumulated depreciation of $408 and $373 at
    March 31, 1998 and December 31, 1997, respectively              948            760
                                                               --------       --------
               Net properties                                    29,660         29,560

Cash                                                              2,259          1,086
Restricted cash                                                     156            153
Loan fees, less accumulated amortization of
  $183 and $175 at March 31, 1998 and December 31,
  1997, respectively                                                 62             70
Amounts receivable from affiliates                                   --            265
Other assets                                                        243            107
                                                               --------       --------
                                                               $ 32,380       $ 31,241
                                                               ========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

Notes payable to banks                                         $ 16,805       $ 16,086
Notes payable to others                                           4,790          4,803
Accounts payable                                                    688            974
Accrued expenses                                                    458            328
Amounts payable to affiliate                                        903            383
Distributions payable to Partners                                   399             46
                                                               --------       --------
               Total liabilities                                 24,043         22,620
                                                               --------       --------
Commitments and contingencies

Minority interest                                                    79             74
                                                               --------       --------
Partners' capital (deficit):
  General partners' deficit                                         (70)           (74)
  Limited partners' capital, 18,666 units outstanding             8,328          8,621
                                                               --------       --------
               Total partners' capital                            8,258          8,547
                                                               --------       --------
                                                               $ 32,380       $ 31,241
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

                                                               FOR THE
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                           1998          1997
                                                         -------        -------
Revenues:
     Rent                                                $ 1,909        $ 1,377
     Assisted living                                         218            137
     Interest and other                                       64             27
                                                         -------        -------
               Total revenues                              2,191          1,541
                                                         -------        -------
Costs and expenses:
     Rental property operations                              969            691
     Assisted living                                          87             55
     General and administrative                              136            111
     Depreciation and amortization                           334            228
     Property taxes                                           70             65
     Advertising                                              22              9
     Interest                                                474            361
     Minority interest in operations                          35             22
                                                         -------        -------
               Total costs and expenses                    2,127          1,542
                                                         -------        -------
               Net income (loss)                         $    64        $    (1)
                                                         =======        =======
Net income (loss) per limited partner unit               $  3.40        $  (.05)
                                                         =======        =======


          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                            Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                                                   FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                     1998           1997
                                                                                  ---------       --------
Cash flows from operating activities:
  Net income (loss) ............................................................    $    64       $    (1)
  Adjustments to reconcile net income to net cash provided by
      Operating activities:
      Depreciation and amortization ............................................        334           228
      Interest expense on notes payable to bank added to principal .............        115            --
      Change in assets and liabilities:
         Increase in restricted cash ...........................................         (3)           (1)
         Increase in other assets ..............................................       (136)         (118)
         (Decrease) increase in accounts payable and accrued liabilities .......       (156)          353
         Increase in amounts payable from affiliates, net ......................        785            65
         Increase in minority interest .........................................          5             9
                                                                                     ------        ------
              Net cash provided by operating activities ........................      1,008           535
                                                                                     ------        ------

Cash flows used in investing activities:
    Improvements and building construction .....................................       (176)         (915)
    Additions to furniture, fixtures and equipment, net ........................       (250)          (32)
                                                                                    -------        ------
             Net cash used in investing activities .............................       (426)         (947)
                                                                                    -------        ------
Cash flows from financing activities:
    Proceeds from notes payable ................................................        663           662
    Principal repayments on notes payable to banks and others ..................        (72)          (70)
    Distributions paid .........................................................         --            --
                                                                                    -------        ------
              Net cash provided by financing activities ........................        591           592
                                                                                    -------        ------
Net increase in cash ...........................................................      1,173           180
Cash at beginning of period ....................................................      1,086           893
                                                                                    -------        ------
Cash at end of period ..........................................................    $ 2,259        $1,073
                                                                                    =======        ======
Supplemental disclosure of cash flow information -
    Cash paid during the period for interest ...................................    $   490        $  361
                                                                                    =======        ======



         See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1998


(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

All adjustments, consisting only of recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the operating results for the full year.

Pursuant to Regulation S-X Rule 10-1(5), American Retirement Villas Properties III, L.P.'s (the "Partnership") significant accounting policies are described in the Partnership's December 31, 1997 Form 10-K filed with the Securities and Exchange Commission. The Partnership follows the same accounting policies for interim reporting purposes. This quarterly report should be read in conjunction with such financial statements.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

(2) TRANSACTIONS WITH AFFILIATES

The Partnership has an agreement with ARV Assisted Living, the Partnership's Managing General Partner, providing for a property management fee of 5 percent of gross revenues and a partnership management fee of 10 percent of cash flow before distribution, as defined in the Partnership Agreement. Property management fees and partnership administration fees were $110,000 and $51,000 for the three months ended March 31, 1998, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

Revenue includes rental income, assisted living income, interest earned on cash balances and other revenue. Revenue increased $650,000 for the three-month period ended March 31, 1998, respectively, compared with the corresponding period in 1997. The increase resulted primarily from the operations of Villa Las Posas, which opened in December 1997, and by additional residents using assisted living services during 1998.

COSTS AND EXPENSES

Total costs and expenses includes rental property operations (consisting of, but not limited to, property management costs, payroll related expenses, utilities, food, and maintenance expenses), assisted living expenses, general and administrative (comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services), facilities rent, depreciation and amortization, property taxes, advertising and interest. Costs and expenses increased $585,000 for the three-month period ended March 31, 1998, compared with the corresponding period in 1997. The increase resulted primarily from the operations of Villa Las Posas which commenced operations in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

The General Partners expect that the cash to be generated from operations of all the Partnership's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions of debt and make quarterly distributions. On a long-term basis, the Partnership's liquidity is sustained primarily from cash flow provided by operating activities. During the three-month period ended March 31, 1998, cash provided by operating activities increased to $1.0 million compared to $535,000 for the corresponding period in 1997.

During the three-month period ended March 31, 1998, the Partnership's net cash used in investing activities decreased to $426,000 compared to net cash used in investing activities of $947,000 for the corresponding period in 1997. The Partnership's investing activities consisted of capital improvements made on its operating properties and remaining construction expenditures related to Villa Las Posas.

During the three-month period ended March 31, 1998, the Partnership's net cash provided by financing activities was $591,000 compared to net cash provided by financing activities of $592,000 for the corresponding period in 1997. The Partnership's financing activities consisted of borrowings from its construction loan and principal reduction on its notes payable to banks and others.

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

On March 12, 1997, ARVP III obtained a $7.7 construction loan from Bank United of Texas for financing the construction of the Villa Las Posas. The terms of the construction loan provide for the interest rate to be equal to 30 day LIBOR rate plus 2.75 percent. As of March 31, 1998, the Partnership had $6.0 million outstanding under this construction loan. In addition, the Partnership has long-term notes payable to banks and others of $15.6 million as of March 31, 1998.

The Partnership contemplates spending approximately $800,000 for capital expenditures during 1998 for physical improvements at its communities, which are expected to be available from operations.

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

AMERICAN RETIREMENT VILLAS PROPERTIES III
A CALIFORNIA LIMITED PARTNERSHIP

     By:       ARV Assisted Living, Inc.
               a Delaware Corporation
               (Managing General Partner)

               By: /s/ Howard G. Phanstiel
                   -----------------------------
                     Howard G. Phanstiel
                     Chief Executive Officer and
                     Chairman the Board


                     Date:  May 15, 1998

               By: /s/ Graham P. Espley-Jones
                   -----------------------------
                     Graham P. Espley-Jones
                     Chief Financial Officer


                     Date:  May 15, 1998