Form 10-Q
period 1998-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 1998-08-14
CIK 853274

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ___________


                         COMMISSION FILE NUMBER: 0-26470


                           AMERICAN RETIREMENT VILLAS
                              PROPERTIES III, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                          CALIFORNIA                                           33-365417
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)   (I.R.S. EMPLOYER IDENTIFICATION NO.)

            245 FISCHER AVENUE, D-1 COSTA MESA, CA                               92626
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                            (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:                    (714) 751-7400


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
                                 (In thousands)

                                     ASSETS

                                                         JUNE 30,         DECEMBER 31,
                                                           1998              1997
                                                         --------          --------
Properties, at cost:
  Land                                                   $  4,674          $  4,674
  Buildings and improvements, less accumulated
    depreciation  of $4,606  and $4,122 at June
    30, 1998 and December 31, 1997, respectively           24,478            24,126
  Furniture, fixtures and equipment, less
    accumulated depreciation of $405 and $373 at
    June 30, 1998 and December 31, 1997,
    respectively                                              964               760
                                                         --------          --------
               Net properties                              30,116            29,560

Cash                                                        1,765             1,086
Restricted cash                                               158               153
Loan fees, less accumulated amortization of
  $192 and $175 at June 30, 1998 and December
  31, 1997, respectively                                       53                70
Amounts receivable from affiliates                             --               265
Other assets                                                  239               107
                                                         --------          --------
                                                         $ 32,331          $ 31,241
                                                         ========          ========

      LIABILITIES AND PARTNERS' CAPITAL

Notes payable to banks                                   $ 16,685          $ 16,086
Notes payable to others                                     4,775             4,803
Accounts payable                                            1,266               974
Accrued expenses                                              461               328
Amounts payable to affiliate                                  694               383
Distributions payable to Partners                             281                46
                                                         --------          --------
               Total liabilities                           24,162            22,620
                                                         --------          --------

Commitments and contingencies

Minority interest                                              84                74
                                                         --------          --------

Partners' capital (deficit):
  General partners' deficit                                   (78)              (74)
  Limited partners' capital, 18,666
    units outstanding                                       8,163             8,621
                                                         --------          --------
               Total partners' capital                      8,085             8,547
                                                         --------          --------
                                                         $ 32,331          $ 31,241
                                                         ========          ========

          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                            Statements of Operations
                                   (unaudited)
                        (In thousands, except unit data)

                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                         JUNE 30,                   JUNE 30,
                                   --------------------       --------------------
                                    1998         1997          1998         1997
                                   -------      -------       -------      -------
REVENUES:
Rent                               $ 1,987      $ 1,375       $ 3,895      $ 2,752
Assisted living                        231          141           448          278
Interest and other                     141           25           206           52
                                   -------      -------       -------      -------
         Total revenues              2,359        1,541         4,549        3,082
                                   -------      -------       -------      -------

COSTS AND EXPENSES:
Rental property operations           1,054          685         2,022        1,376
Assisted living                         89           52           176          107
Depreciation and amortization          379          228           714          455
Interest                               495          358           968          719
General and administrative             144          133           280          244
Property taxes                          70           66           141          131
Advertising                             29           14            50           23
Minority interest in
  operations                            37           16            72           38
                                   -------      -------       -------      -------
         Total costs and
           expenses                  2,297        1,552         4,423        3,093
                                   -------      -------       -------      -------

Net income (loss)                  $    62      $   (11)      $   126      $   (11)
                                   =======      =======       =======      =======

Net income (loss) per limited
  partner unit                     $  3.29      $ (0.58)      $  6.69      $ (0.58)
                                   =======      =======       =======      =======


         See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                            Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                         FOR THE SIX MONTHS
                                                           ENDED JUNE 30,
                                                         1998          1997
                                                        -------       -------
Cash flows from operating activities:
  Net income (loss)                                     $   126       $   (11)
  Adjustments to reconcile net income to net cash
    provided by
      Operating activities:
      Depreciation and amortization                         714           455
      Interest expense on notes payable to bank
         added to principal                                  74            --
      Change in assets and liabilities:
         (Increase) decrease in restricted cash              (5)           (4)
         Increase in other assets                          (218)         (100)
         Increase in accounts payable and accrued
            liabilities                                     425           405
         Increase in amounts payable from
            affiliates, net                                 576           (58)
         Increase in minority interest                       12            16
                                                        -------       -------
              Net cash provided by operating
                 activities                               1,704           703
                                                        -------       -------

Cash flows used in investing activities:
    Improvements and building construction                 (835)       (2,802)
    Additions to furniture, fixtures and
       equipment, net                                      (333)          (50)
                                                        -------       -------
             Net cash used in investing activities       (1,168)       (2,852)
Cash flows from financing activities:
    Proceeds from notes payable                             663         2,403
    Principal repayments on notes payable to
       banks and others                                    (166)         (139)
    Distributions paid                                     (354)           --
                                                        -------       -------
              Net cash provided by financing
                 activities                                 143         2,264
                                                        -------       -------
Net increase in cash                                        679           115
Cash at beginning of period                               1,086           892
                                                        -------       -------
Cash at end of period                                   $ 1,765       $ 1,007
                                                        =======       =======
Supplemental disclosure of cash flow information -
    Cash paid during the period for interest            $   968       $   719
                                                        =======       =======

          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 1998


(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

All adjustments, consisting only of recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the three months and six months ended June 30, 1998, are not necessarily indicative of the operating results for the full year.

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

(2) TRANSACTIONS WITH AFFILIATES

The Partnership has an agreement with ARV Assisted Living, Inc., the Partnership's Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $113,000 and $223,000, for the three-month and the six-month periods ended June 30, 1998, respectively. Additionally, a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement, amounted to $46,000 and $97,000 for the three-month and the six-month periods ended June 30, 1998, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

Revenue includes rental income, assisted living income, interest earned on cash balances and other revenue. Revenue increased $818,000 and $1.5 million for the three-month and six-month periods ended June 30, 1998, respectively, compared with the corresponding periods in 1997. These increases resulted primarily from the operations of Villa Las Posas, which opened in December 1997, and by an increase in residents using assisted living services during 1998.

COSTS AND EXPENSES

Total costs and expenses includes rental property operations (consisting of, but not limited to, property management costs, payroll related expenses, utilities, food, and maintenance expenses), assisted living expenses, general and administrative (comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services), depreciation and amortization, property taxes, advertising and interest. Costs and expenses increased $745,000 and $1.3 million for the three-month and six-month periods ended June 30, 1998, compared with the corresponding periods in 1997. The increase resulted primarily from the operations of Villa Las Posas which commenced operations in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

The General Partners expect that the cash to be generated from operations of all the Partnership's properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions of debt and make quarterly distributions. On a long-term basis, the Partnership's liquidity is sustained primarily from cash flow provided by operating activities. During the six-month period ended June 30, 1998, cash provided by operating activities increased to $1.7 million compared to $703,000 for the corresponding period in 1997.

During the six-month period ended June 30, 1998, the Partnership's net cash used in investing activities decreased to $1.2 million compared to net cash used in investing activities of $2.9 million for the corresponding period in 1997. The Partnership's investing activities consisted of capital improvements and the purchase of furniture and fixtures at its operating properties. During 1997, additional cash was used in the construction of Villa Las Posas.

During the six-month period ended June 30, 1998, the Partnership's net cash provided by financing activities was $143,000 compared to net cash provided by financing activities of $2.3 million for the corresponding period in 1997. The Partnership's financing activities consisted of borrowings from its construction loan and principal reduction on its notes payable to banks and others. During the six-month period ended June 30, 1998, the Partnership made $354,000 in distributions to the partners.

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

On March 12, 1997, ARVP III obtained a $7.7 construction loan from Bank United of Texas for financing the construction of Villa Las Posas. The terms of the construction loan provide for the interest rate to be equal to the 30 day LIBOR rate plus 2.75 percent. As of June 30, 1998, the Partnership had $5.9 million outstanding under this construction loan. In addition, the Partnership has long-term notes payable to banks and others of $15.6 million as of June 30, 1998.

In July 1998, the Board of Directors of the Managing General Partner approved the refinancing of the Partnership's three assisted living communities. This refinancing will allow the Partnership to refinance the existing Villa Las Posas construction debt before its September maturity, to take advantage of lower interest rates available in the current environment and to provide a return of capital to the limited partners by borrowing against the increased value of these properties. As a result of this refinancing, the Partnership's long-term debt is expected to be approximately $30.0 million. In order to refinance certain long-term debt, the Partnership will pay a prepayment penalty of approximately $145,000. The savings on the interest rate of the new debt will mitigate the effect of the prepayment penalty.

The Partnership contemplates spending approximately $800,000 for capital expenditures during 1998 for physical improvements at its communities. Of this amount, approximately $130,000 has been contracted as of June 30, 1998. Funds for these improvements are expected to be available from operations. A portion of the funds for these improvements is expected to come from the refinancing referenced above.

There are no known material trends, favorable or unfavorable, in the Partnership's capital resources, and there is no expected change in the mix of such resources.

There are no known material trends, favorable or unfavorable, other than those disclosed above, in the Partnership's capital resources. There is no expected change in the mix of such resources.

YEAR 2000 ISSUE

Certain computer programs utilized by the Partnership were written using two digits rather than four to define the year. As a result, those programs may recognize a date using "00" as the year 1900 rather than the year 2000. In the event this were to occur with any of the Partnership's computer programs, a system failure or miscalculation causing disruptions of operations could occur. Such a failure could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities.

Unrelated to the Year 2000 Issue, the Managing General Partner, which provides accounting services, intends to replaced substantially all of its accounting information systems software during 1998/1999. The Managing General Partner believes that with the conversion to the new accounting software, the Year 2000 Issue will not pose significant business or operating issues.

The Partnership is assessing its remaining software and operating equipment to determine whether any existing programs will have to be modified or replaced so that these systems will function properly with respect to dates in the year 2000 and thereafter. This assessment is expected to be completed during the fourth quarter of 1998.

The Partnership has initiated communications with the third-party providers of certain of its administrative services, as well as its significant suppliers of services and products to determine the extent to which the Partnership is vulnerable to those parties' failures to remediate their own Year 2000 Issues. The Partnership plans to have completed its evaluation of those suppliers during the first quarter of 1999. The Partnership does not presently believe that third party Year 2000 Issues will have a material adverse effect on the Partnership. However, there can be no guarantee that the systems of other companies on which the Partnership's operations or systems rely will be timely remedied or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on the Partnership.

The Partnership expects to successfully implement the changes necessary to address these Year 2000 Issues, and does not believe that the cost of such actions will have a material effect on the Partnership. There can be no assurance, however, that there will not be delays in, or increased costs associated with, the implementation of such changes, and the Partnership's inability to implement such changes could have a material adverse effect on the Partnership's business, operating results, and financial condition.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   A. Exhibit 27 - Financial Data Schedule

   B. None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES III
A CALIFORNIA LIMITED PARTNERSHIP

   By:         ARV Assisted Living, Inc.
               a Delaware Corporation
               (Managing General Partner)

               By:  /s/ Howard G. Phanstiel
                    ---------------------------
                        Howard G. Phanstiel
                        Chief Executive Officer and
                        Chairman the Board

                        Date:  August 14, 1998

               By:  /s/ Paul Kuliev
                    ---------------------------
                         Vice President, Controller

               Date:  August 14, 1998

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
   27          Financial Data Schedule