Form 10-Q
period 1998-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 1998-11-16
CIK 853274

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                            Condensed Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                   SEPTEMBER 30,      DECEMBER 31,
                                                     1998                 1997
                                                   -------------      ------------
Properties, at cost:
  Land                                               $  4,674           $  4,674
  Buildings and improvements, less
    accumulated depreciation of $4,892 and
    $4,122 at September 30, 1998 and
    December 31, 1997, respectively                    24,198             24,126
  Furniture, fixtures and equipment, less
    accumulated depreciation of $343 and
    $373 at September 30, 1998 and December
    31, 1997, respectively                                921                760
                                                     --------           --------
               Net properties                          29,793             29,560

Cash                                                    2,144              1,086
Restricted cash                                           160                153
Loan fees, less accumulated amortization of
  $201 and $175 at September 30, 1998
  and December 31, 1997, respectively                      44                 70

Amounts receivable from affiliates                         --                265
Other assets                                            1,048                107
                                                     --------           --------
                                                     $ 33,189           $ 31,241
                                                     ========           ========

      LIABILITIES AND PARTNERS' CAPITAL

Notes payable to banks                               $ 18,390           $ 16,086
Notes payable to others                                 4,760              4,803
Accounts payable                                          631                974
Accrued expenses                                          432                328
Amounts payable to affiliate                              682                383
Distributions payable to Partners                         401                 46
                                                     --------           --------
               Total liabilities                       25,296             22,620
                                                     --------           --------

Commitments and contingencies

Minority interest                                          91                 74
                                                     --------           --------

Partners' capital (deficit):
  General partners' deficit                               (73)               (74)

  Limited partners' capital, 18,666 units
    outstanding                                         7,875              8,621
                                                     --------           --------

               Total partners' capital                  7,802              8,547
                                                     --------           --------
                                                     $ 33,189           $ 31,241
                                                     ========           ========


          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                       Condensed Statements of Operations
                                   (unaudited)
                        (In thousands, except unit data)

                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                       SEPTEMBER 30,               SEPTEMBER 30,
                                    --------------------       --------------------
                                     1998         1997          1998         1997
                                    -------      -------       -------      -------
REVENUES:
Rent                                $ 2,112      $ 1,394       $ 6,007      $ 4,147
Assisted living                         257          155           705          432
Interest and other                      131           24           337           76
                                    -------      -------       -------      -------
         Total revenues               2,500        1,573         7,049        4,655
                                    -------      -------       -------      -------

COSTS AND EXPENSES:
Rental property operations .          1,176          730         3,198        2,106
Assisted living                          94           60           270          167
Depreciation and amortization           359          222         1,074          677
Interest                                501          357         1,469        1,076
General and administrative .            135          102           415          346
Property taxes                           84           64           224          195
Advertising                              34           32            84           55
Minority interest                        46           23           118           61
                                    -------      -------       -------      -------
         Total costs and
           expenses                   2,429        1,590         6,852        4,683
                                    -------      -------       -------      -------

Net income (loss)                   $    71      $   (17)      $   197      $   (28)
                                    =======      =======       =======      =======

Net income (loss) per  limited
  partner unit                      $  3.78      $ (0.88)      $ 10.47      $ (1.48)
                                    =======      =======       =======      =======


          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                       Condensed Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                         FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                         1998          1997
                                                        -------       -------
Cash flows from operating activities:
  Net income (loss)                                     $   197       $   (28)
  Adjustments to reconcile net income to net cash
    provided by
      Operating activities:
      Depreciation and amortization                       1,074           677
      Interest expense on notes payable to bank
        added to principal                                   74            --
      Change in assets and liabilities:
         Increase in restricted cash                         (7)          (12)
         Increase in other assets                          (325)         (183)
         (Decrease) increase in accounts payable
           and accrued expenses                            (239)          648
         Increase (decrease) in amounts payable
           to affiliates, net                               564           (52)
         Increase in minority interest                       17            24
                                                        -------       -------
              Net cash provided by operating
                activities                                1,355         1,074
                                                        -------       -------

Cash flows used in investing activities:
    Improvements and building construction                 (841)       (4,074)
    Additions to furniture, fixtures and
      equipment, net                                       (350)          (55)
                                                        -------       -------
             Net cash used in investing activities       (1,191)       (4,129)
                                                        -------       -------

Cash flows from financing activities:
    Proceeds from notes payable                           2,429         3,573
    Principal repayments on notes payable to               (242)         (210)
banks and others
    Interest rate lock fees paid in connection             (706)           --
with refinancing
    Distributions paid                                     (587)           --
                                                        -------       -------
              Net cash provided by financing
                activities                                  894         3,363
                                                        -------       -------

Net increase in cash                                      1,058           308
Cash at beginning of period                               1,086           893
                                                        -------       -------
Cash at end of period                                   $ 2,144       $ 1,201
                                                        =======       =======

Supplemental disclosure of cash flow information -
    Cash paid during the period for interest            $ 1,463       $ 1,053
                                                        =======       =======


         See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

                               September 30, 1998


(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We prepared the accompanying condensed financial statements of American Retirement Villas Properties III, L.P. following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles ("GAAP") can be condensed or omitted. We have reclassified certain prior year data to conform to the 1998 presentation.

The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These are condensed financial statements. To obtain a more detailed understanding of our results, one should also read the financial statements and notes in our Form 10-K for 1997, which is on file with the SEC.

The results of operation can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

USE OF ESTIMATES

In preparing the financial statements conforming with GAAP, we have made estimates and assumptions that affect the following:

        o reported amounts of assets and liabilities at the date of the financial statements;

        o disclosure of contingent assets and liabilities at the date of the financial statements; and

        o reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

(2) TRANSACTIONS WITH AFFILIATES

We have an agreement with ARV Assisted Living, Inc., our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $122,000 and $345,000, for the three-month and the nine-month periods ended September 30, 1998, respectively. Additionally, a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement, amounted to $49,000 and $146,000 for the three-month and the nine-month periods ended September 30, 1998, respectively.

(3) SUBSEQUENT EVENTS

Included in other assets are approximately $0.7 million of fees incurred during the quarter ended September 30, 1998 as part of a proposed discretionary refinancing of our three assisted living communities. These fees consist of $0.6 million of interest rate lock fees and $0.1 million of loan commitment fees. Subsequent to September 30, 1998, PRN Mortgage Capital LLC ("PRN"), the lender that was providing the financing, informed us that the commitment to provide a fixed rate financing was being revoked due to adverse market conditions.

ContiFinancial Services Corporation ("Conti"), an approximate 30% owner of PRN who provides credit enhancement to PRN, terminated the underlying contract for the interest rate lock. Representatives of Conti cited adverse conditions in the commercial mortgage backed securities markets as its reason for terminating the contract. In conjunction with the termination, Conti advised us that they would return approximately $0.2 million of the rate lock fees. It is our belief that we are entitled to a full and complete return of the rate lock fees we have paid. We intend to vigorously pursue a return of all fees, and will seek legal recourse if necessary.

Currently, we are working with PRN to obtain an alternative financing on terms and conditions acceptable to all parties. While there can be no assurances that such financing will be available on terms and conditions acceptable to us it is our belief that such alternative financing will be obtained.

As of November 11, 1998, our general partners sent a consent solicitation to the limited partners, seeking approval of the sale of our three senior apartment projects, to an unrelated third party, for a price of no less than their appraised values. Our managing partner has received one offer and a back up offer, at a price above appraised value, for the sale of the three senior apartment projects.

Limited partners have until December 9, 1998, unless extended, to return their consents. If the limited partners representing a majority of units voted approve the transaction, the sale is expected to close on or around December 15, 1998. There can be no assurance that a majority of the limited partners units will be in favor of the sale, or that a sale will close.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

Revenue includes rental income, assisted living income, interest earned on cash balances and other revenue. Revenue increased $0.9 million and $2.4 million for the three-month and nine-month periods ended September 30, 1998, respectively, compared with the corresponding periods in 1997. These increases resulted primarily from the operations of Villa Las Posas, which opened in December 1997, and by an increase in residents using assisted living services during 1998.

COSTS AND EXPENSES

Total costs and expenses includes rental property operations (consisting of, but not limited to, property management costs, payroll related expenses, utilities, food, and maintenance expenses), assisted living expenses, general and administrative (comprised of, but not limited to, costs for accounting, partnership administration, bad debt, data processing, investor relations, insurance and professional services), depreciation and amortization, property taxes, advertising and interest. Costs and expenses increased $0.8 and $2.2 million for the three-month and nine-month periods ended September 30, 1998, compared with the corresponding periods in 1997. The increase resulted primarily from the operations of Villa Las Posas, which commenced operations in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

We expect that the cash to be generated from operations of all our properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions of debt and make quarterly distributions. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

During the nine-month period ended September 30, 1998, cash provided by operating activities increased to $1.4 million compared to $1.1 million for the corresponding period in 1997. The increase was primarily due to:

        o       improved net income before depreciation;

        o timing of payments for accounts payable, accrued liabilities and amounts due to affiliates.

During the nine-month period ended September 30, 1998, our net cash used in investing activities decreased to $1.2 million compared to $4.1 million for the corresponding period in 1997. Our investing activities consist of the following:

        o       costs incurred for the construction of Villa Las Posas;

        o       improvements to existing buildings; and

        o       purchase of furniture, fixtures and equipment.

During the nine-month period ended September 30, 1998, our net cash provided by financing activities decreased to $0.9 million compared to $3.4 million for the corresponding period in 1997. Our financing activities consisted of the following:

        o       borrowings from our construction loan; offset by

        o       principal reduction on our notes payable to banks and others;

        o payment of interest rate lock fees in connection to our proposed refinance; and

        o       distributions paid to our partners.

We are not aware of any trends, other than national economic conditions which have had, or which may be reasonably expected to have, a material favorable or unfavorable impact on the revenues or income from the operations or sale of properties. We believe that if the inflation rate increases they will be able to pass the subsequent increase in operating expenses onto the residents of the communities by way of higher rental and assisted living rates. The implementation of price increases is intended to lead to an increase in revenue however, those increases may result in an initial decline in occupancy and/or a delay in increasing occupancy. If this occurs, revenues may remain constant or even decline.

In July 1998, the Board of Directors of our Managing General Partner approved the refinancing of our three assisted living communities. The purpose of the refinancing was to take advantage of lower fixed interest rates available at the time through the commercial mortgage backed security market and provide a return of equity to the partners by borrowing against the increased value of these properties. As a result of this refinancing, our consolidated long-term debt on these assisted living communities would increase to approximately $19.9 million from $12.4 million. In order to refinance certain long-term debt obligations, we would pay a prepayment penalty of three percent if the outstanding balance of the debt, approximately $145,000. The savings on the interest from the new debt would mitigate the effects of the prepayment penalty.

In conjunction with this financing, we paid approximately $0.7 million of fees for an interest rate lock and loan commitment fees. These fees consist of $0.6 million of interest rate lock fees and $0.1 million of loan commitment fees. Subsequent to the quarter ended September 30, 1998, PRN Mortgage Capital LLC ("PRN"), the lender that was providing the financing, informed us that the commitment to provide a fixed rate financing was being revoked due to adverse market conditions in the commercial mortgage backed security market.

Currently, we are working with PRN to obtain an alternative financing on terms and conditions acceptable to all parties. We are also working to obtain a refund of all fees paid for the rate lock financing commitment. Although there can be no assurance that such financing will be available on terms and conditions acceptable to us, it is our belief that such alternative financing will be obtained. Furthermore, while there can be no assurances that all of the rate lock and commitment fees will be returned, we will vigorously pursue a return of all fees, and will seek legal recourse if necessary.

On September 30, 1998, $7.7 million of outstanding debt became due and payable however, we are currently working with the lender to extend this debt through September 30, 1999.

We contemplate spending approximately $800,000 for capital expenditures during 1998 for physical improvements at its communities. As of September 30, 1998, we have contracted approximately $200,000 of this amount. Funds for these improvements are expected to be available from operations. A portion of the funds for these improvements is expected to come from the refinancing referenced above.

There are no known material trends, favorable or unfavorable, except as disclosed above, in our capital resources, and there is no expected change in the mix of such resources.

YEAR 2000 ISSUE

Certain computer programs utilized by us were written using two digits rather than four to define the year. As a result, those programs may recognize a date using "00" as the year 1900 rather than the year 2000. In the event this were to occur with any of our computer programs, a system failure or miscalculation causing disruptions of operations could occur. Such a failure could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities.

Unrelated to the Year 2000 Issue, the Managing General Partner, which provides accounting services, intends to replace substantially all of its accounting information systems software during 1999. The Managing General Partner believes that with the conversion to the new accounting software, the Year 2000 Issue will not pose significant business or operating issues.

We are assessing our remaining software and operating equipment to determine whether any existing programs will have to be modified or replaced so that these systems will function properly with respect to dates in the year 2000 and thereafter. We anticipate completing this during the second quarter of 1999.

We have initiated communications with the third-party providers of certain of our administrative services, as well as our significant suppliers of services and products to determine the extent to which we are vulnerable to those parties' failures to remediate their own Year 2000 Issues. We have completed our evaluation of those suppliers during the third quarter of 1998. We do not presently believe that third party Year 2000 Issues will have a material adverse effect on us. However, there can be no guarantee that the systems of other companies on which our operations or systems rely will be timely remedied or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on us.

We expect to successfully implement the changes necessary to address these Year 2000 Issues, and do not believe that the cost of such actions will have a material effect on us. There can be no assurance, however, that there will not be delays in, or increased costs associated with, the implementation of such changes, and our inability to implement such changes could have a material adverse effect on our business, operating results, and financial condition.

We intend to determine if contingency plans are needed for any aspect of our business with respect to Year 2000 Issues (including most reasonably likely worst case Year 2000 scenarios), and to create those contingency plans by the end of the first quarter of 1999.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   A. Exhibit 27 - Financial Data Schedule

   B. None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES III,
A CALIFORNIA LIMITED PARTNERSHIP

   By:         ARV Assisted Living, Inc.,
               a Delaware Corporation
               (Managing General Partner)


               By:  /s/ Howard G. Phanstiel
                    -----------------------------------------
                        Howard G. Phanstiel
                        Chief Executive Officer and
                        Chairman the Board

                        Date:  November 13, 1998


               By:  /s/ Paul Kuliev
                    -----------------------------------------
                        Paul Kuliev
                        Vice President, Controller

                        Date:  November 13, 1998

                                 EXHIBIT INDEX


Exhibit Number                          Description
--------------                          -----------

      27                           Financial Data Schedule