Form 10-K405
period 1998-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 1999-03-31
CIK 853274

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER: 0-26470

                                ----------------

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                        A CALIFORNIA LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                                       33-0365417
    (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

     245 FISCHER AVENUE, SUITE D-1
         COSTA MESA, CALIFORNIA                                   92626
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                ----------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 751-7400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                 TITLE OF CLASS
                                 --------------
                          UNITS OF LIMITED PARTNERSHIP

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

        The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $18,666,480 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's units are assumed to be affiliates). The number of Units outstanding as of March 25, 1999 was 18,666.

================================================================================

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                        A CALIFORNIA LIMITED PARTNERSHIP

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                                               PAGE
                                                               ----
PART I

Item 1:.  Business............................................   1
Item 2:   Properties..........................................   6
Item 3:   Legal Proceedings...................................   7
Item 4:   Submission of Matters to a Vote of Unit Holders.....   7

PART II

Item 5:.  Market for Registrant's Common Equity and
          Related Stockholders Matters........................   8
Item 6:   Selected Financial Data.............................   8
Item 7:   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......   8
Item 7a:  Quantitative and Qualitative Disclosures About
          Market Risk.........................................  12
Item 8:   Financial Statements and Supplementary Data.........  12
Item 9:   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................  12

PART III

Item 10:  Directors and Executive Officers of the Registrant..  12
Item 11:  Executive Compensation..............................  14
Item 12:  Security Ownership of Certain Beneficial Owners
          and Management......................................  15
Item 13:  Certain Relationships and Related Transactions......  15

PART IV

Item 14:  Exhibits and Financial Statement Schedules,
          and Reports on Form 8-K.............................  16

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

        American Retirement Villas Properties III, L.P. ("ARVP III"), is the owner and operator of three assisted living communities, which house and provide personal care and support services to senior residents, and three senior apartment complexes in California and Arizona. The three assisted living communities currently in operation are located in California and Arizona and contain an aggregate of 379 units. All three senior apartments are located in Southern California and contain an aggregate of 416 units. During the Fourth Quarter of 1998, we decided to sell our three senior apartments. On February 19, 1999, we sold the three senior apartment projects for approximately $17.9 million.

        ARVP III is a California limited partnership that was formed in June of 1989 to develop, finance, acquire and operate senior citizen housing. The general partners are: ARV Assisted Living, Inc. ("ARVAL"), which serves as Managing General Partner, Gary L. Davidson, John A. Booty, John S. Jason, Tony Rota, and David P. Collins (collectively known as the "General Partners"). Our General Partners make all decisions concerning property acquisitions and will make all decisions concerning dispositions of the communities, subject to the limited partners' rights to approve or disapprove of the sale of substantially all of our assets.

        On September 15, 1989, we began offering a total of 35,000 units at $1,000 per unit. The offering terminated on October 31, 1992 and we realized gross offering proceeds of $18,664,000. In January and March of 1993, we repurchased and effectively retired 10 units for $8,500 and 3 units for $2,550, from Limited Partners. During 1993, we applied for and earned block grants totaling a gross amount of approximately $1,081,000 allocated to two of our properties. Total grant funds received amounted to approximately $1,059,000. All of the proceeds from the Offering and a portion of the proceeds from the block grants were allocated to, and spent on properties, which we either own outright or through our interest as managing general partner that holds title to the respective property.

        Although the expiration of the minimum holding period (stipulated in the offering memorandum as five to seven years) is approaching for certain Assisted Living Communities ("ALCs"), there is no definite plan to sell any ALCs in accordance with a timetable. Any determination regarding sale will be dependent upon the current and projected operating performance, our needs, the availability of buyers and buyers' financing and, in general, the relative merits of continued operation as opposed to sale. On any sale, we may accept purchase money obligations, unsecured or secured by mortgages as payment, depending upon then prevailing economic conditions that are customary in the area in which the property is located, credit of the buyer and available financing alternatives. (See ITEM 2, "PROMISSORY NOTES RESULTING FROM THE SALE OF HERITAGE POINTE CLAREMONT".) In such event, full distribution to the Partners may be delayed until the notes are paid at maturity, sold, refinanced or otherwise liquidated.

THE ASSISTED LIVING MARKET

        ASSISTED LIVING. Assisted living is a stage in the elder care continuum, midway between home-based care for lower acuity residents and the more acute level of care provided by skilled nursing facilities and acute care hospitals. Assisted living represents a combination of housing, personalized support services, and health care designed to respond to the individual needs of the senior population who need help in activities of daily living, but do not need the medical care provided in a skilled nursing facility.

        We believe our assisted living business benefits from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population, with the average age of our residents falling within the fastest growing segment of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The second trend is the effort to contain health care costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement to patients in acute care hospitals and skilled nursing facilities. Assisted living offers a cost-effective, long-term care alternative while preserving a more independent lifestyle for seniors who do not need the broader array of medical services that acute care hospitals and skilled nursing facilities are required to provide. Other beneficial trends include increases in the financial net worth of the elderly population, the number of individuals living alone, and the number of women who work outside the home who are less able to care for their elderly relatives. We believe these trends will result in a growing demand for assisted living services and communities to fill the gap between aging at home and aging in more expensive skilled nursing facilities.

        AGING POPULATION. The primary consumers of long-term health care services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to the U.S. Bureau of Census data, the segment of the population over 65 years of age is currently 13% of the total population, or 34 million people. That number is projected to grow to 20% of the total population, or 69 million people, by the year 2030. Additionally, the number of people aged 85 and older, which comprises the largest percentage of residents at long-term care facilities, is currently 3.7 million and is projected to increase to 8.5 million by the year 2030.

        We believe that growth in the assisted living industry is being driven by several factors. Advances in the medical and nutrition fields have increased life expectancy, resulting in larger numbers of elderly people. Greater numbers of women in the labor force have reduced the supply of caregivers. Historically, unpaid women (mostly daughters or daughters-in-law) represented a large portion of the caregivers for the non-institutionalized elderly. The population of individuals living alone has increased significantly since 1960, largely as a result of an aging population in which women outlive men by an average of 6.8 years, rising divorce rates, and an increase in the number of unmarried individuals.

        LIMITATION ON THE SUPPLY OF LONG-TERM CARE FACILITIES. The majority of states in the U.S. have enacted Certificate of Need or similar legislation, which generally limits the construction of skilled nursing facilities and the addition of beds or services in existing skilled nursing facilities. High construction costs, limitations on government reimbursement for the full cost of construction, and start-up expenses also constrain growth in the supply of such facilities. Such legislation benefits the assisted living industry by limiting the supply of skilled nursing beds for the elderly. Cost factors are placing pressure on skilled nursing facilities to shift their focus toward higher acuity care, which enables them to charge more. This contributes to a shortage of lower acuity care and thereby increases the pool of potential assisted living residents.

        While Certificates of Need generally are not required for ALCs, except in a few states, most states do require assisted living providers to license their communities and comply with various regulations regarding building requirements and operating procedures and regulations. States typically impose additional requirements on ALCs over and above the standard congregate care requirements. Further, the limited pool of experienced assisted living staff and management, as well as the costs and start-up expenses to construct an ALC, provide an additional barrier to entry into the assisted living business.

        COST CONTAINMENT PRESSURES OF HEALTH REFORM. In response to rapidly rising health care costs, both government and private pay sources have adopted cost containment measures that encourage reduced lengths of stay in hospitals and skilled nursing facilities. The federal government has acted to curtail increases in health care costs under Medicare by limiting acute care hospital and skilled nursing facility reimbursement to pre-established fixed amounts. Private insurers have also begun to limit reimbursement for medical services in general to predetermined "reasonable" charges. Managed care organizations, such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") are reducing hospitalization costs by negotiating discounted rates for hospital services and by monitoring and decreasing hospitalization. We anticipate that both HMOs and PPOs increasingly may direct patients away from higher cost nursing care facilities into less expensive ALCs.

        These cost containment measures have produced a "push-down" effect. As the number of patients being "pushed down" from acute care hospitals to skilled nursing facilities increases, the demand for residential options such as ALCs to serve patients who historically have been served by skilled nursing facilities will also increase. In addition, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services (and fees) to subacute patients requiring very high levels of nursing care. As the acuity level of skilled nursing facility patients rises, the supply of nursing facility beds will be filled by patients with higher acuity needs who pay higher fees. This will provide opportunities for assisted living communities to increase their occupancy and services to residents requiring lower levels of care than patients in skilled nursing facilities generally receive.

OUR ASSISTED LIVING SERVICES

        We provide services and care which are designed to meet the individual needs of our residents. The services provided are designed to enhance both the physical and mental wellbeing of seniors in each of our ALCs by promoting their independence and dignity in a home-like setting. Our assisted living program includes the following:

o PERSONALIZED CARE PLAN. The focus of our strategy is to meet the specific needs of each resident. We customize our services beginning with the admissions process; when the ALC's management staff, the resident, the resident's family, and the resident's physician discuss the resident's needs and develop a "personalized" care plan. If recommended by the resident's physician, additional health care or medical services may be provided at the community by a third party home health care agency or other medical provider. The care plan is reviewed and modified on a regular basis.

o BASIC SERVICE AND CARE PACKAGE. The basic service and care package at our ALCs generally include:

            - meals in a communal, "home-like" setting;
            - housekeeping;
            - linen and laundry service
            - social and recreational programs;
            - utilities; and
            - transportation in a van or minibus.

        Other care services can be provided under the basic package based upon the individual's personalized health care plan. Our policy is to charge base rents that are competitive with similar ALCs in the local market.

o ADDITIONAL SERVICES. Our assisted living services program offers additional levels of care beyond what is offered in the basic package. The level of care a resident receives is determined through an assessment of a resident's physical and mental health which is conducted by the community's assisted living director, with input from other staff members. The six-tiered rate structure is based on a point system. We assign points to the various care tasks required by the resident, based on the amount of staff time and expertise needed to accomplish the tasks. The point scale and pricing are part of the admissions agreement between the community, the resident and the resident's family. The community performs reassessments after the initial 30 days and periodically throughout the resident's stay to ensure that the level of care we provide corresponds to changes in a resident's condition. The types of services included in the assessment point calculation are:

            - Medication management
            - Assistance with dressing and grooming
            - Assistance with showering
            - Assistance with continence
            - Escort services
            - Status checks related to a recent hospitalization, illness, history of falls, etc.
            - Help with psychosocial needs, such as memory deficit or depression
            - Special nutritional needs and assistance with eating

      In addition to the above services, we provide other levels of assistance to residents at selected ALCs in order to meet individual needs, such as assistance with diabetic care and monitoring, catheter, colostomy and ileosotomy care, minor wound care needs and light to moderate transferring needs. Specially trained staff provide personalized care and specialized activity programs and medical directors oversee the medication regimens.

        In addition to the base rent, we typically charge between $375 and $1,375 per month plus an additional $10 per point for higher levels of assisted living services. Fee levels vary from community to community and we may charge additional fees for other specialized assisted living services. We expect that an increasing number of residents will use additional levels of services as they age in our ALCs. Our internal growth plan is focused on increasing revenue by continuing to improve our ability to provide residents with these services.

        There can be no assurance that any ALC will be substantially occupied at assumed rates at any time. In addition, we may only be able to lease up our ALCs to full occupancy at rates below those assumed. If operating expenses increase, local market conditions may limit the extent to which we may increase rates. Because we must provide advance notice of rate increases, generally at least 30 days, increases may lag behind increases in operating expenses.

        WELLNESS PROGRAM. We have implemented a Wellness Program for residents of our communities designed to identify and respond to changes in a resident's health or condition. Together with the resident and the resident's family and physician, as appropriate, we design a solution to fit that resident's particular needs. We monitor the physical and mental wellbeing of our residents, usually at meals and other activities, and informally as the staff performs services around the facility. Through the Wellness Program we work with:

        o home health care agencies to provide services the community cannot provide;

        o physical and occupational therapists to provide services to residents in need of such therapy; and

        o long-term care pharmacies to facilitate cost-effective and reliable ordering and distribution of medications.

        We arrange for these services to be provided to residents as needed in consultation with their physicians and families.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

        Our business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including without limitation statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, our performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We have made forward-looking statements in this report concerning, among other things the level of future capital expenditures. These statements are only predictions, however; actual events or results may differ materially as a result of risks facing us. These risks include, but are not limited to, those items discussed below. Certain of these factors are discussed in more detail elsewhere in this report, including without limitation under the captions "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

COMPETITION

        The health care industry is highly competitive and we expect that the assisted living business, in particular, will become more competitive in the future. Sources of competition include:

        o   family members providing care at home;

        o numerous local, regional and national providers of assisted living and long-term care whose facilities and services range from home-based health care to skilled nursing facilities; and

        o   acute care hospitals.

        In addition, we believe that as assisted living receives increased attention among the public and insurance companies, new competitors focused on assisted living will enter the market, including hospitality companies expanding into the market. Some of our competitors operate on a not-for-profit basis or as charitable organizations, while others have, or are capable of obtaining, greater financial resources than those available to us.

        We also expect to face increased competition for the acquisition and development of ALCs. Some of our present and potential competitors are significantly larger or have, or may obtain, greater financial resources than we have. These forces could limit our ability to attract residents, attract qualified personnel, expand our business, or increase the cost of future acquisitions, each of which could have a material adverse effect on our financial condition, results of operations and prospects.

GOVERNMENT REGULATION

        ASSISTED LIVING. Health care is subject to extensive regulation and frequent regulatory change. Currently, no federal rules explicitly define or regulate assisted living. However, we are and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in California and Arizona and localities where we operate or intend to operate. Changes in such laws and regulations, or new interpretations of existing laws and regulations could have a significant effect on methods and costs of doing business, and on reimbursement levels from governmental and other payers. In addition, the President and Congress have proposed in the past, and may propose in future, health care reforms that could impose additional regulations on the Company or limit the amounts that we may charge for our services. We cannot assess the ultimate timing and impact that any pending or future health care reform proposals may have on the assisted living, home health care, skilled nursing or health care industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or our results of operations.

        SSI PAYMENTS. A portion of our revenue (approximately 1% of our assisted living revenue) comes from residents who receive SSI payments. Revenue from these residents is generally lower than the amounts we receive from our other residents and could be subject to payment delay. We cannot assure that our percentage of revenue received from SSI will not increase, or that the amounts paid by SSI programs will not be further limited. In addition, if we were to become a provider of services under the Medicaid program, we would be subject to Medicaid regulations designed to limit fraud and abuse. Violations of these regulations could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

RISKS COMMON TO OUR ASSISTED LIVING OPERATIONS

        STAFFING AND LABOR COSTS. We compete with other providers of assisted living and senior housing to attract and retain qualified personnel. We also rely on the available labor pool of employees, and unemployment rates are low in many areas where we operate. We make a genuine effort to remain competitive with other companies in our industry. Therefore, if it is necessary for us to increase pay and/or enhance benefits to maintain our competitive status in our industry, our labor costs could rise. We cannot provide assurance that if our labor costs do increase, they can be matched by corresponding increases in rental, assisted living or management revenue.

        OBTAINING RESIDENTS AND MAINTAINING RATES. As of December 31, 1998, our ALCs had a combined occupancy rate of 94.5%. Occupancy may drop in our existing ALCs, primarily due to:

        o   changes in the health of residents;

        o increased competition from other assisted living providers, particularly those offering newer ALCs;

        o   the reassessment of residents' physical and cognitive state.

        We can provide no assurance that, at any time, any ALC will be substantially occupied at assumed rents. In addition, we may only achieve lease-up and full occupancy at rental rates below those assumed. If operating expenses increase, local rental market conditions may limit the extent to which we may increase prices. The implementation of rate increases for residents of new acquisitions may lag behind increases in operating expenses. In addition, if we fail to generate sufficient revenue, we may be unable to make interest and principal payments on our indebtedness.

        GENERAL REAL ESTATE RISKS. The performance of our ALCs is influenced by factors affecting real estate investments, including the general economic climate. Other real estate risks include:

        o an oversupply of, or a reduction in demand for, ALCs in a particular market;

        o   the attractiveness of properties to residents;

        o zoning, rent control, environmental quality regulations or other regulatory restrictions;

        o   competition from other forms of housing;

        o   our ability to provide adequate maintenance and insurance;

        o our ability to control operating costs, including maintenance, insurance premiums and real estate taxes.

        Real estate investments are also affected by such factors as applicable laws, including tax laws, interest rates and the availability of financing. Real estate investments are relatively illiquid and, therefore, limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. If we fail to operate our ALCs effectively, it may have a material adverse effect on our business, financial condition and operating results.

        RESTRICTIONS IMPOSED BY LAWS BENEFITING DISABLED PERSONS. Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require us to modify existing and planned properties to allow disabled persons to access the properties. We believe that our properties are either substantially in compliance with present requirements or are exempt from them. However, if required changes cost more than anticipated, or must be made sooner than anticipated, we would incur additional costs. Further legislation may impose additional burdens or restrictions related to access by disabled persons, and the costs of compliance could be substantial.

        GEOGRAPHIC CONCENTRATION. Two of our ALCs are located in California and one ALC is located in Arizona. The market value of these ALCs and the income generated from properties could be negatively affected by changes in local and regional economic conditions, specific laws and the regulatory environment in these states, and by acts of nature. We cannot provide assurance that such geographic concentration will not have an adverse impact on our business, financial condition, operating results and prospects.

        INSURANCE. We believe that we maintain adequate insurance policies, based on the nature and risks of our business, historical experience and industry standards. Our business entails an inherent risk of liability. In recent years, we and other assisted living providers have become subject to an increasing number of lawsuits alleging negligence or related legal theories, which may involve large claims and significant legal costs. From time to time we are subject to such suits because of the nature of our business. We cannot assure that claims will not arise that exceed our insurance coverage or are not covered by it. A successful claim against us that is not covered by, or is in excess of our insurance, could have a material adverse effect on our financial condition, operating results or liquidity. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect on our ability to attract residents or expand our business and would consume considerable management time. We must review our insurance policies annually and can provide no assurance that we will be able to continue to obtain liability insurance coverage in the future or that it will be available on acceptable terms.

ITEM 2. PROPERTIES

        The following table sets forth, as of December 31, 1998 the location, the date on which operations commenced, number of units, and our interest in the property.


                                               COMMENCED
COMMUNITY                      LOCATION        OPERATIONS    UNITS    INTEREST
---------                      --------        ----------    -----    --------
ASSISTED LIVING
COMMUNITIES
Bradford Square             Placentia, CA         1992        92     Fee Owned
Chandler Villas             Chandler, AZ          1992       164     Fee Owned
Villa Las Posas (a)         Camarillo, CA         1997       123     Fee Owned

SENIOR APARTMENTS (b)
Cedar Villas                Ontario, CA           1992       137     Fee Owned
Pacific Villas              Pomona, CA            1992       132     Fee Owned
Villa Azusa                 Azusa, CA             1993       147     Fee Owned

-------------
(a) We commenced operations of Villa Las Posas in December 1997.

(b) We sold all of the senior apartments on February 19, 1999.

PROMISSORY NOTES RESULTING FROM THE SALE OF HERITAGE POINTE CLAREMONT

        In September 1993, we contracted to sell the Heritage Pointe Claremont to Claremont Senior Partners ("CSP") for $12,281,900. The managing general partner of the Registrant (ARVAL) is the Special Limited Partner of CSP. The transaction closed on December 30, 1993. We took back notes receivable to finance a portion of the sale.

        The notes bear interest at 8% and the outstanding balance and interest are payable from excess cash flows as defined in the CSP partnership agreement. Additionally, these notes continue to be secured by certain CSP partners' interests in CSP and are due January 25, 2010.

        Upon the receipt of the principal and interest payment from CSP in April 1996, a sufficient investment as defined by Statements of Financial Accounting Standards Board No. 66 was made and the sale was recognized. As CSP's excess cash flows do not currently exceed the interest payment requirements, SFAS 66 requires profit on the sale to be recognized under the cost recovery method as payments are received on the notes. During 1998, we received interest payments totaling $134,000 on these notes.

ITEM 3. LEGAL PROCEEDINGS

        There are various legal proceedings pending to which we are a party, or to which some of our properties are subject, arising in the normal course of business. We do not believe the ultimate resolution of those proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the quarter ended December 31, 1998, we submitted the sale of three senior apartment properties for a purchase price of no less than their appraised value of $17,650,000 to the Limited Partners. They were told that, so long as a majority of the limited partner units represented by valid consents returned to the Managing General Partner voted in favor of the sale, the sale would proceed. Of the approximately 18,666 limited partner units outstanding, approximately 8,837 units were voted in favor of the sale, approximately 245 units were voted against it, and approximately 165 units were voted to abstain. Therefore, of the units voted, approximately 95.6% voted in favor of the sale, approximately 2.6% against and approximately 1.8% abstained.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

        There is no established public trading market for the Registrant's securities.

        As of December 31 1998, there were approximately 1,849 Unit Holders of record owning 18,666 units. For the years ended December 31, 1998, 1997 and 1996, we made distributions of $68.75 per unit, $0 per unit and $25.02 per unit, respectively. All of the distributions during 1998 represented a return of capital to the Unit Holders and during 1996 represented a distribution of earnings to the Unit Holders.

ITEM 6. SELECTED FINANCIAL DATA

        The following table represents financial data for each of the last five years. Certain of this financial data has been derived from our audited financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with "Management's Discussion and Analysis of Financial Condition Results of Operations" at Item 7. This table is not covered by the Independent Auditors' Report.


                                                      1998        1997       1996        1995       1994
                                                      ----        ----       ----        ----       ----
                                                                (In thousands, except unit data)
Revenues                                            $  9,490    $  6,333   $  6,140   $  6,095    $  6,136
Net Income (Loss)                                       (378)        229        483       (464)       (699)
Net Income (Loss) (per Limited Partner Unit)          (20.06)      12.27      25.63     (24.62)     (37.07)
Total Assets                                          31,678      31,241     25,300     32,794      34,794
Partners' Capital                                      6,873       8,547      8,318      8,307       9,054
Notes Payable to Banks and Others                     23,071      20,889     16,023     20,746      21,279
Distributions of Earnings (per Limited
   Partner unit)                                          --          --      25.02         --          --
Distributions  - Return of Capital (per
   Limited Partner units)                              68.75          --         --      15.03      150.71
Total Distributions (per Limited
   Partner unit)                                       68.75          --      25.02      15.03      150.71

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

        We expect that the cash to be generated from the operations of all our properties will be adequate to pay operating expenses and provide distributions to the Partners. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities. For the year ended December 31, 1998, net cash provided by operating activities was $0.6 million compared to $1.4 million for the year ended December 31, 1997 and $1.3 million for the year ended December 31, 1996. The primary difference for the decrease in cash provided from operating activities during 1998 was due to the lease up expenses incurred for Villa Las Posas and the payment of interest rate lock and loan commitment fees.

        Net cash used in investing activities was $915,000 for the year ended December 31, 1998 as compared to $6.0 million for the year ended December 31, 1997, and $71,000 for the year ended December 31, 1996. Our investing activities consisted of:

        o   payment of invoices related to the construction of Villa Las Posas;

        o furniture, fixtures and equipment additions to the other ALCs and senior apartments;

            offset by:

        o interest payments received from Heritage Pointe Claremont for the property sold under contract.

     Net cash provided by financing activities was $1.2 million for the year ended December 31, 1998 as compared to $4.8 million for the year ended December 31, 1997 and net cash used in financing activities of $862,000 for the year ended 1996. Our financing activities consisted of:

        o proceeds from the Villa Las Posas construction note payable;

          offset by:

        o principal repayments on notes payable;

        o distributions made to partners.

        Our Managing General Partners' Board of Directors approved the refinancing of the assisted living communities in July 1998 to:

        o take advantage of lower fixed interest rates available at the time through the commercial mortgage backed security market;

        o   provide a return of equity to the limited partners; and

        o   borrow against the increased value of these properties.

        In conjunction with this financing, we paid the lender approximately $0.7 million of fees for an interest rate lock and $0.1 million for loan commitment and other fees. The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions. The lender returned $0.2 million of the interest rate lock fees in January 1999. We have included the remaining $0.6 million of fees in interest expense in the accompanying statements of income. We believe that we are entitled to a full and complete return of the rate lock fees paid. We intend to pursue a return of all fees and are investigating our legal alternatives to that end; however, there can be no assurances that additional interest rate lock fees will be recovered.

        On February 19, 1999, we sold the three senior apartment projects for approximately $17.4 million, net of costs. In connection with the sale, we received cash of approximately $4.0 million, notes receivable due in November 1999 of approximately $2.8 million and paid off the outstanding mortgage balances of approximately $10.6 million.

        Our General Partners are not aware of any trends, other than national economic conditions, which had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. Our General Partners believe that if the inflation rate increases they will be able to pass the subsequent increases in operating expenses onto the residents at the properties by way of higher rental and assisted living rates.

CAPITAL RESOURCES

        We contemplate spending approximately $200,000 for capital expenditures during 1999 for physical improvements at our three ALCs. The funds for these improvements should be available from operations.

        There are no known material trends, favorable or unfavorable, in our capital resources, and there is no expected change in the mix of such resources.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997


                                                                   Increase/
                                               1998        1997    (decrease)
(DOLLARS IN MILLIONS)                       ---------------------------------
Revenue:
  Assisted living community revenue........  $   9.2     $   6.2      48.0%
  Interest and other revenue...............      0.3         0.1     160.7%
                                             -------     -------     -----
          Total revenue....................      9.5         6.3      49.9%
                                             -------     -------     -----
Costs and expenses:
  Assisted living operating expenses.......      4.8         3.1      53.2%
  General and administrative...............      0.5         0.5       6.0%
  Depreciation and amortization............      1.4         0.9      57.6%
  Property taxes...........................      0.4         0.3      48.9%
  Advertising..............................      0.1         0.1      70.1%
  Interest.................................      2.6         1.4      78.7%
  Minority interest in operations..........      0.2         0.1     112.0%
                                             -------     -------     -----
          Total costs and expenses.........     10.0         6.4      56.4%
                                             -------     -------     -----
          Operating loss...................     (0.5)       (0.1)    739.3%
  Profit on sale of property...............      0.1         0.3     (53.8)%
                                             --------    --------    -----
           Net income (loss)...............  $  (0.4)    $   0.2     (265.1)%
                                             ========    =======     ======

        The increase in assisted living community revenue is attributable to:

        o the operations of Villa Las Posas, which opened in December 1997, versus being open for the entire year of 1998;

        o the increase in average occupancy for our two stabilized ALCs to 96.4% for the year ended December 31, 1998 as compared with 95.4% for the year ended December 31, 1997;

        o the increase in assisted living penetration for our two stabilized ALCs to 34.9% for the year ended December 31, 1998 compared with 32.3% for the year ended December 31, 1997; and

        o the increase in average rate per occupied unit for our two stabilized ALCs to $1,445 for the year ended December 31, 1998 as compared with $1,326 for the year ended December 31, 1997.

        The increase in interest and other revenue is attributable to:

        o   interest bearing bank accounts used during 1998; and

        o the increase in processing and other resident fees for the year ended December 31, 1998.

        The increase in assisted living operating expenses is attributable to:

        o the operation of Villa Las Posas, which opened in December 1997, versus being opened for the entire year in 1998;

        o staffing requirements related to increased assisted living services provided; and

        o   increased wages of staff.

        General and administrative costs remained constant between years.

        The increase in depreciation and amortization and property taxes is due to the operation of Villa Las Posas during 1998.

        Advertising expenses remained constant between years.

        The increase in interest expense is related to:

        o   interest expense for the Villa Las Posas construction loan; and

        o $0.6 million of interest rate lock and commitment fees incurred in connection with the failed refinance of certain notes payable.

        The decrease in profit on sale is due to the decreased interest payments received from Heritage Pointe Claremont during 1998.


THE YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996


                                                                    Increase/
                                               1997        1996     (decrease)
(DOLLARS IN MILLIONS)                        ---------------------------------
Revenue:
  Assisted living community revenue........  $   6.2     $   5.9       5.9%
  Interest and other revenue...............      0.1         0.3     (55.6)%
                                             -------     -------     -------
          Total revenue....................      6.3         6.2       3.1%
                                             -------     -------     ------
Costs and expenses:
  Assisted living operating expenses.......      3.1         2.8       9.8%
  General and administrative...............      0.5         0.4      24.0%
  Depreciation and amortization............      0.9         1.0      (9.0)%
  Property taxes...........................      0.3         0.3      (6.1)%
  Advertising..............................      0.1         0.1    (157.7)%
  Interest.................................      1.4         1.6     (10.7)%
  Minority interest in operations..........      0.1         0.1      45.6%
                                             -------     -------     -----
          Total costs and expenses.........      6.4         6.3       1.1%
                                             -------     -------     -----
           Operating loss..................     (0.1)       (0.1)    (29.1)%
  Profit on sale of property...............      0.3         0.6     (49.0)%
                                             --------    --------    -----
          Net income.......................  $   0.2     $   0.5     (52.6)%
                                             =======     =======     =====

     The increase in assisted living community revenue is attributable to:

        o the increase in assisted living penetration to 32.3% for the year ended December 31, 1997 compared with 29.2% for the year ended December 31, 1996;

        o the increase in average rate per occupied unit to $1,326 for the year ended December 31, 1997 as compared with $1,187 for the year ended December 31, 1996;

            offset by:

        o the slight decrease in average occupancy for our ALCs to 95.4% for the year ended December 31, 1997 as compared with 95.9% for the year ended December 31, 1996.

        The increase in interest and other revenue is attributable to the increase in processing and other resident fees for the year ended December 31, 1997.

        The increase in assisted living operating expenses are attributable to staffing requirements related to increased assisted living services provided.

        General and administrative costs remained consistent between years.

        Depreciation and amortization, property taxes, advertising and interest expenses remained constant between years.

        The decrease in profit on sale is due to decreased interest payments received from Heritage Pointe Claremont during 1997.

FUTURE CASH DISTRIBUTIONS

        Our General Partners believe that our ability to make cash distributions to limited partners depends on factors such as our ability to rent the available units and maintain high occupancies and rates, our ability to control both operating and administrative expenses, our ability to maintain adequate working capital, the absence of any losses from uninsured property damage (e.g., earthquakes) or future litigation, our ability to generate proceeds from the sales of our properties under favorable terms.

YEAR 2000

GENERAL

        We use certain computer programs that were written using two digits rather than four to define the year. As a result, those programs may recognize a date using "00" as the year 1900 rather than the year 2000. In the event this were to occur with any of our computer programs, a system failure or miscalculation causing disruptions of operations could occur. Such a failure could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. We have developed a comprehensive program to test and modify our information technology to address the Year 2000 Issue. We believe that our program is on schedule for completion by the end of 1999, and that there will be no material impact on our business, results of operations, financial position or liquidity as a result of Year 2000 Issues.

PROGRAM

     Our program is focused on the following three main projects:

         o information technology infrastructure - all of our hardware and software systems;

         o community maintenance - community specific systems, including alarms (security, fire and emergency call), elevator, phone, HVAC, and other systems; and

         o   third party suppliers/vendors.

        For each component, we are addressing the Year 2000 Issues in the following six phases:

        o   taking inventory of systems with potential Year 2000 Issues;

        o   assigning priorities to systems identified with Year 2000 Issues;

        o   assessing items which may have a material effect on our operations;

        o   testing items assessed as material;

        o   replacing or repairing material non-compliant items; and

        o   designing and implementing business continuation plans.

        We have initiated communications with the third-party providers of certain of our administrative services, as well as our significant suppliers of services and products, to determine the extent to which we are vulnerable to those parties' failures to remediate their own Year 2000 Issues. We completed our evaluation of those suppliers during the third quarter of 1998. We do not presently believe that third party Year 2000 issues will have a material adverse effect on us. However, there can be no guarantee that the systems of other companies on which our operations or systems rely will be remedied on a timely basis or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on us.

COSTS

        We expect to successfully implement the changes necessary to address our Year 2000 Issues, and do not believe that the cost of such actions will have a material adverse effect on our financial position, results of operations or liquidity. We are currently unable to assess the costs to remediate any Year 2000 Issues that may result from the assessment.

RISKS

        We believe that our Year 2000 program will be completed by the end of the second quarter of 1999. Our program's schedule is based on a number of factors and assumptions, such as:

        o   the accuracy and completeness of responses to our inquiries; and

        o   the availability of skilled personnel to complete the program.

        Our program's schedule could be adversely impacted if any of the factors and assumptions is incorrect. The failure to correct a material Year 2000 Issue could result in an interruption in our normal business operations. There can be no assurance, however, that there will not be delays in, or increased costs associated with, the implementation of such changes, and our inability to implement such changes could have a material adverse effect on our business, operating results, and financial condition.

        We intend to determine if contingency plans are needed for any aspect of our business with respect to Year 2000 Issues (including most likely worst case Year 2000 scenarios), and to create those contingency plans by the end of the second quarter of 1999.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our notes payable. Currently, we do not utilize interest rate swaps. The purpose of the following analysis is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 1998. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

     For our variable rate debt, changes in interest rates generally impact fair market value of the debt instrument since two of our notes payable only re-price every seven years. Holding the variable rate debt balance constant, each one percentage point increase in interest rates would result in an increase in variable rate interest incurred for the coming year of approximately $77,000.

     The table below details the principal amount and the average interest rates of notes payable in each category based upon the expected maturity dates. The fair value estimates for notes payable are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans. We have excluded approximately $10.6 million in debt from the presentation below, as the debt was paid off in February 1999 in connection with the senior apartment sale.

                                                            EXPECTED MATURITY DATE
                                                                                                         FAIR
                            1999       2000       2001       2002       2003    THEREAFTER    TOTAL      VALUE
                            ----       ----       ----       ----       ----    ----------    -----      -----
                                                            (DOLLARS IN THOUSANDS)
Variable rate debt......   $7,767     $   34     $   30     $   29     $   27     $4,561     $12,448     $13,351
Average interest rate...     8.34%     13.20%     13.20%     13.20%     13.20%     13.20%

We do not believe that the future market rate risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate performance and make resource allocation decisions on a community by community basis. Accordingly, each community is considered an "operating segment" under SFAS 131. However, SFAS 131 did not have an impact on the financial statements because the communities have similar economic characteristics, as defined by SFAS 131, and meet the criteria for aggregation into one "reportable segment".

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OUR INDIVIDUAL GENERAL PARTNERS

JOHN A. BOOTY, age 60, one of ARVAL's founders, retired in September 1996 after serving as president since the date of ARVAL's inception in 1985. Since his retirement he has served as a consultant to ARVAL and a Director. He also served as interim president of ARVAL from October 1997 to January 1998 and as interim chief executive officer from October 1997 to December 1997.

DAVID P. COLLINS, age 61, has served ARVAL in several capacities since 1981. He currently is president of ARV Assisted Living International, Inc., a wholly-owned subsidiary of ARVAL. From 1985 to January 1998, Mr. Collins was a senior vice president of ARVAL, responsible for investor relations and for capital formation for ARVAL and affiliated entities.

GARY L. DAVIDSON, age 64, an attorney and one of ARVAL's founders, has practiced law in Orange County since 1962. During his professional career, he has been active in numerous business and professional sports ventures. In 1979, he co-founded the predecessor to ARVAL. In October 1997, Mr. Davidson resigned as Chief Executive Officer, Director and Chairman of the Board of ARVAL.

JOHN S. JASON, age 63, was associated with KPMG LLP for 6 years. In 1979, he co-founded the predecessor to ARVAL. In February 1993, Mr. Jason retired from his positions as a Director and as Executive Vice President of ARVAL.

TONY ROTA, age 70, is a licensed real estate broker, and has been active in real estate investments since 1958. In 1979, he co-founded the predecessor to ARVAL. In November 1992, Mr. Rota retired from his positions as a Director and as Vice President of ARVAL.

EXECUTIVE OFFICERS OF ARV ASSISTED LIVING, INC. ("ARVAL")

HOWARD G. PHANSTIEL, age 50, was appointed chairman and chief executive officer and a Director of ARVAL on December 5, 1997 and resigned on March 23, 1999. Prior to joining ARVAL he was executive vice president, finance and information systems, of Wellpoint Health Networks, Incorporated, a large managed care company, from December 1994 to September 1997. From 1989 to 1994 he served in various capacities at Prudential Bache, including chairman and chief executive officer of Prudential Bache International Bank and managing director of Prudential Bache Securities, Inc.

DOUGLAS M. PASQUALE, age 44, was appointed president and chief executive officer of ARVAL on March 26, 1999. He joined ARVAL as president and chief operating officer on June 1, 1998, and was named a Director in October 1998. Prior to joining ARVAL, Mr. Pasquale was employed for 12 years by Richfield Hospitality Services, Inc., and Regal Hotels International-North America, a leading hotel ownership and hotel management company based in Englewood, Colorado. He served as its president and chief executive officer from 1996 to 1998 and as chief financial officer from 1994 to 1996.

SHEILA M. MULDOON, age 43, served as secretary and general counsel for ARVAL from 1996 until her resignation in March 1999. She joined ARVAL as vice president and assistant general counsel in 1994. She was named a senior vice president in March 1998. Prior to joining ARVAL Ms. Muldoon was the general counsel of Osprey Financial Group, Inc. from 1993 to 1994.

PATRICIA J. GIFFORD, MD, age 51, a geriatrician, was appointed senior vice president and chief medical officer of ARVAL on June 12, 1998. Prior to joining ARVAL she served as medical director for the Monarch Healthcare medical group, an independent practice association made up of 130 primary care physicians in Southern California. She joined Monarch in 1996 as clinical director, Subacute Service. From 1995 to 1998 Dr. Gifford also served as medical director of Wellness and Geriatrics for Saddleback Memorial Medical Center in Laguna Hills, California, a role that became a part-time position when she joined Monarch. From 1995 to 1997 she also served part-time as medical director of the Freedom Village Continuing Care Residential Community in Lake Forest, California. Dr. Gifford was clinical director of Geriatrics at Huntington Memorial Hospital in Pasadena, California from 1990 to 1995.

ABDO H. KHOURY, age 49, was appointed senior vice president and chief financial officer of ARVAL on March 30, 1999. Previously he had served ARVAL as vice president, asset strategy and treasury, since January 1999, and as president of the Apartment Division since coming to ARVAL in May 1997. Mr. Khoury's prior background includes more than 25 years in accounting and real estate. He was a principal with Financial Performance Group in Newport Beach, CA, from 1991 to 1997.

DIRECTORS OF ARVAL

For a description of Messrs. Phanstiel, Pasquale, Booty and Collins, please see above.

ROBERT P. FREEMAN, age 54, is a principal and chief investment officer of Lazard Freres Real Estate Investors LLC, as well as a managing director of Lazard Freres & Co. LLC, which he joined in 1992. He currently is a director of American Apartment Communities, Atlantic American Properties Trust, Commonwealth Atlantic Properties, The Fortress Group and Kapson Senior Quarters Corp.

KENNETH M. JACOBS, age 40, is a managing director in the Banking Group of Lazard Freres & Co., LLC, a position he has held since 1991.

MAURICE J. DEWALD, age 59, is chairman and chief executive officer of Verity Financial Group, Inc., a firm he founded in 1992. He currently is a director of Tenet Healthcare Corporation, Dai-Ichi Kangyo Bank of California and Monarch Funds.

MURRY N. GUNTY, age 32, is a principal of Lazard Freres Real Estate Investors LLC, which he joined in 1995. From 1993 to 1995 he was associated with J. E. Robert Company, a real estate investment company. He currently is a director of Atlantic American Properties Trust, Kapson Senior Quarters Corp., The Fortress Group and The Rubenstein Company.

R. BRUCE ANDREWS, age 58, has served as president, chief executive officer and a director of Nationwide Health Properties, Inc., a real estate investment trust, since 1989. He is also a director of Center Trust Retail Properties. Effective January 13, 1999, Mr. Andrews resigned from ARVAL's Board of Directors.

JOHN J. RYDZEWSKI, age 46, is an investment banker specializing in health care finance and has been a principal of Benedetto, Gartland & Company, Inc. since 1993. From October 1997 to December 1997, he served as interim chairman of the Company's Board. Effective January 13, 1999, Mr. Rydzewski resigned from ARVAL's Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes our potential compensation and the compensation that our General Partners are earning.

Acquisition Fees              A property acquisition fee of 2% of Gross Offering
(ARV Assisted Living, Inc.)   Proceeds to be paid for services in connection
                              with the selection and purchase of Projects and related negotiations. In addition, a development, processing and renovation fee of 3.5% of Gross
                              Offering Proceeds to be paid for services in connection with negotiations for or the renovation or improvement of existing communities and the development, processing or construction of
                              Projects developed by us. There were no property acquisitions, development, processing and renovation fees for the years ending December 31, 1998, 1997 and 1996.

Rent-Up and Staff             Rent-up and staff training fees of 4.5% of the
Training Fees (ARV            Gross Offering Proceeds allocated to each specific
Assisted Living, Inc.)        acquired or developed Project. Such fees will be
                              paid for services in connection with the opening and initial operations of the Projects including, without limitation, design and implementation of the advertising, direct solicitation and other campaigns to attract residents and the initial hiring and training of managers, food service specialists, activities directors and other personnel employed in the individual communities.
                              There were no rent-up and staff training fees for the years ending December 31, 1998, 1997 and 1996.

Property Management Fees      A property management fee of 5% of gross revenues
(ARV Assisted Living, Inc.)   paid for managerial services including general
                              supervision, hiring of onsite management personnel employed by the Registrant, renting of units, installation and provision of food service, maintenance, and other operations. Property management fees for the years ending December 31, 1998, 1997 and 1996 were $472,000, $316,000 and
                              $298,000, respectively.

Partnership Management Fees   A partnership management fee of 10% of cash flow
(ARV Assisted Living, Inc.)   before distributions is paid for implementing our
                              business plan, supervising and management of our affairs including general administration, coordination of legal, audit, tax, and insurance matters. Partnership management fees for the years ending December 31, 1998, 1997 and 1996 were
                              $140,000, $119,000 and $112,000, respectively.

Sale of Partnership Projects  The Limited Partnership Agreement neither
(ARV Assisted Living, Inc.)   specifically authorizes nor prohibits payment or
                              compensation in the form of real estate
                              commissions to the General Partners or its Affiliates which is subordinated to a return to Limited Partners of their capital contributions plus an 8% per annum, cumulative, but not compounded, return thereon from all sources, including prior distribution of cash flow. Any such compensation shall not exceed 3% of the gross sales price or 50% of the standard real estate brokerage commission, whichever is less. In fiscal
                              1998, 1997 and 1996, no real estate selling commissions were paid to our General Partner.

Subordinated Incentive        ARVAL is entitled to receive 15% of the Proceeds
Compensation (ARV Assisted    of Sale or Refinancing subordinated to a return of
Living, Inc.)                 initial Capital Contributions plus cumulative, but
                              not compounded return on capital contributions varying from 8% to 10% per annum. In 1998, 1997 and 1996, no subordinated incentive compensation was paid.

Partnership Interest          1% of all items of capital, profit or loss, and
(General Partners)            liquidating Distributions, subject to a capital
                              account adjustment.

Reimbursed Expenses &         General Partners may receive fees for personal
Credit Enhancement            guarantees of loans made to us. All of our
(General Partners)            expenses shall be billed directly to and paid by
                              us. General Partners may be reimbursed for the actual cost of goods and materials obtained from unaffiliated entities and used for or by us. Our
                              Managing Partner will be reimbursed for
                              administrative services necessary to our prudent operation, provided that such reimbursement is at the lower of its actual cost or the amount which we would be required to pay to independent parties for comparable administrative services in the same geographic location. The total reimbursements to ARVAL amounted to $2.5 million, $1.6 million and $1.4 million for the years ending December 31, 1998, 1997 and 1996, respectively.

Finder Fees (ARV Assisted     General Partners received finders fees in
Living, Inc.)                 conjunction with obtaining grants for the
                              rehabilitation of Cedar Villas and Villa Azusa.
                              The finders fees amount to 10% of the total grant money received by us. No finder fees for the years ending December 31, 1998, 1997 and 1996 were paid.

Indemnity Fees                Our General Partners received $96,000 for
(General Partners)            indemnifying and holding UHSI, Costa and Husky
                              harmless from any liabilities as a result of our buy out of them. No indemnity fees for the years ending December 31, 1998, 1997 and 1996 were paid.

SEE FOOTNOTE 3 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (TRANSACTIONS WITH AFFILIATES).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Other than the compensation earned by our General Partners, as set out under ITEM 11 above, no General Partner or Affiliate receives any direct or indirect compensation from us. Our Managing Partner receives a management fee of 5% of Gross Revenues. Because these fees are payable without regard to whether particular communities are generating Cash Flow or otherwise benefiting us, a conflict of interest could arise in that it might be to the advantage of our General Partners that a community be retained or re-financed rather than sold. On the other hand, an Affiliate of the General Partners may earn a real estate commission on sale of a property, creating incentive to sell what might be a profitable property.

        The General Partners have authority to invest our funds in properties or entities in which they or any affiliate has an interest, provided we acquire a controlling interest. In any such investment, duplicate property management or other fees will not be permitted. Our General Partners or Affiliates may, however, purchase property in their own names and temporarily hold title to facilitate acquisition for us, provided that such property is purchased by us at cost (including acquisition, closing and carrying costs). Our General Partners will not commingle our funds with those of any other person or entity.

        Conflicts of interest exist to the extent that communities owned or operated compete, or are in a position to compete for residents, general managers or key employees with assisted living facilities owned or operated by our General Partners and

Affiliates in the same geographic area. Our General Partners will seek to reduce any such conflicts by offering such persons their choice of residence or employment on comparable terms in any community.

        Effective January 1, 1997, ARVAL established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. ARVAL matches 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). ARVAL matches employees' contributions beginning on the first enrollment date following one year of service or 1,000 hours of service. Total Savings Plan expense was $8,000 and $6,000 for the years ended December 31, 1998 and 1997, respectively.

        Further conflicts may exist if and to the extent that other affiliated owners of ALCs seek to refinance or sell at the same time as us. The General Partners will seek to reduce any such conflicts by making prospective purchasers aware of all properties available for sale.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Report:

        o   Independent Auditors' Report;

        o   Consolidated Balance Sheets - December 31, 1998 and 1997;

        o Consolidated Statements of Operations - Years ended December 31, 1998, 1997 and 1996;

        o Consolidated Statements of Partners' Capital - Years ended December 31, 1998, 1997 and 1996;

        o Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996; Notes to Consolidated Financial Statements;

        o Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation and Amortization - December 31, 1998.

(b) Reports on Form 8-K. The registrant did not file any 8-K reports during the last quarter of 1998.

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

        AMERICAN RETIREMENT VILLAS PROPERTIES III,
        A CALIFORNIA LIMITED PARTNERSHIP,
        BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT


By: /s/  DOUGLAS M. PASQUALE
    ------------------------------
    Douglas M. Pasquale,
    President, Chief Executive
    Officer and Director of ARVAL,
    Managing General Partner


By: /s/  ABDO H. KHOURY
    ----------------------------
    Abdo H. Khoury,
    Senior Vice President, Chief
    Financial Officer of ARVAL,
    Managing General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf of and in the capacities and on the dates indicated.


                SIGNATURE                                  TITLE                             DATE
                ---------                                  -----                             ----
/s/ DOUGLAS M. PASQUALE                   President, Chief Executive Officer and        March 31, 1999
----------------------------              Director of ARVAL, Managing General
    Douglas M. Pasquale                   Partner

/s/ ABDO H. KHOURY                        Senior Vice President and Chief               March 31, 1999
----------------------------              Financial Officer of ARVAL, Managing
    Abdo H. Khoury                        General Partner

                           AMERICAN RETIREMENT VILLAS
                              PROPERTIES III, L.P.
                       (A California Limited Partnership)

                           Annual Report - Form 10-K

                 Consolidated Financial Statements and Schedule

                               Items 8 and 14(a)

                        December 31, 1998, 1997 and 1996

                   (With Independent Auditors' Report Thereon)

                            ANNUAL REPORT - FORM 10-K

                                Items 8 and 14(a)


             Index to Consolidated Financial Statements and Schedule


                                                                     Page
                                                                     ----
Independent Auditors' Report                                          F-1

Consolidated Balance Sheets - December 31, 1998 and 1997              F-2

Consolidated Statements of Operations - Years ended
  December 31, 1998, 1997 and 1996                                    F-3

Consolidated Statements of Partners' Capital - Years ended
  December 31, 1998, 1997 and 1996                                    F-4

Consolidated Statements of Cash Flows - Years
  ended December 31, 1998, 1997 and 1996                              F-5

Notes to Consolidated Financial Statements                            F-6

Schedule
--------

Real Estate and Related Accumulated Depreciation and
    Amortization - December 31, 1998                             Schedule III


All other schedules are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT



To ARV Assisted Living, Inc.
   as the Managing General Partner
   of American Retirement Villas Properties III, L.P.:


We have audited the consolidated financial statements of American Retirement Villas Properties III, L.P., a California limited partnership, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of our management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Villas Properties III, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  /s/ KPMG LLP

Orange County, California
March 31, 1999

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

                          (IN THOUSANDS, EXCEPT UNITS)


                                                                             1998             1997
                                                                           --------         --------
                                ASSETS
Properties, at cost:
   Land                                                                    $  4,674         $  4,674
   Building and improvements, less accumulated depreciation                  23,572           24,126
      of $5,177 and $4,122 in 1998 and 1997, respectively
   Furniture, fixtures and equipment, less accumulated depreciation
     of $395 and $373 in 1998 and 1997, respectively                            874              760
                                                                           --------         --------
           Net properties                                                    29,120           29,560

Cash                                                                          1,900            1,086
Restricted cash                                                                 162              153
Loan fees, less accumulated amortization of $210 and
   $175 in 1998 and 1997, respectively                                           35               70
Amounts receivable from affiliates                                               --              265
Other assets                                                                    461              107
                                                                           --------         --------
                                                                           $ 31,678         $ 31,241
                                                                           ========         ========
                   LIABILITIES AND PARTNERS' CAPITAL

Notes payable to banks                                                     $ 18,326         $ 16,086
Notes payable to others                                                       4,745            4,803
Accounts payable                                                                677              974
Accrued expenses                                                                441              328
Amounts payable to affiliates                                                   122              383
Distributions payable to Partners                                               399               46
                                                                           --------         --------
           Total liabilities                                                 24,710           22,620
                                                                           --------         --------
Commitments and contingencies
                                                                           --------         --------
Minority interest                                                                95               74
                                                                           --------         --------
Partners' capital (deficit):
   General partners                                                             (90)             (74)
   Limited partners, 18,666 units outstanding at
      December 31, 1998 and 1997                                              6,963            8,621
                                                                           --------         --------
           Total partners' capital                                            6,873            8,547
                                                                           --------         --------
                                                                           $ 31,678         $ 31,241
                                                                           ========         ========

          See accompanying notes to consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                      Consolidated Statements of Operations

                  Years ended December 31, 1998, 1997 and 1996

                      (IN THOUSANDS EXCEPT PER UNIT DATA)

                                                            1998          1997          1996
                                                          --------      --------      --------
Revenues:
   Rent                                                   $  8,195      $  5,610      $  5,446
   Assisted living                                             977           601           419
   Interest                                                     58            11           178
   Other                                                       260           111            97
                                                          --------      --------      --------
         Total operating revenues                            9,490         6,333         6,140
                                                          --------      --------      --------
Costs and expenses:
   Rental property operations (including $2,450,
     $1,518 and $1,367 related to affiliates in 1998,
     1997 and 1996, respectively)                            4,403         2,880         2,639
   Assisted living (including $361, $231 and $195
     related to affiliates in 1998, 1997 and 1996,             368           235           197
     respectively)
   General and administrative (including $298,
     $264,and $210 related to affiliates in 1998,
     1997 and 1996, respectively)                              552           521           420
   Depreciation and amortization                             1,439           913         1,003
   Property taxes                                              393           264           281
   Advertising                                                 114            67            26
   Interest                                                  2,557         1,431         1,603
   Minority interest in operations                             176            83            57
                                                          --------      --------      --------
         Total operating costs and expenses                 10,002         6,394         6,226
                                                          --------      --------      --------
         Operating loss                                       (512)          (61)          (86)

Profit on sale of property                                     134           290           569
                                                          --------      --------      --------
         Net income (loss)                                $   (378)     $    229      $    483
                                                          ========      ========      ========

Basic and diluted income (loss) per limited
  partner unit                                            $ (20.06)     $  12.27      $  25.63
                                                          ========      ========      ========

          See accompanying notes to consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                  Consolidated Statements of Partners' Capital

                  Years ended December 31, 1998, 1997 and 1996

                      (IN THOUSANDS EXCEPT PER UNIT DATA)

                                                                               TOTAL
                                                    GENERAL      LIMITED      PARTNERS'
                                                    PARTNERS     PARTNERS     CAPITAL
                                                    --------     --------     -------
Balance (deficit) at December 31, 1995              $   (76)     $ 8,383      $ 8,307

Distributions to partners ($25.02 per limited
   partner unit)                                         (5)        (467)        (472)

Net income                                                5          478          483
                                                    -------      -------      -------
Balance (deficit) at December 31, 1996                  (76)       8,394        8,318

Net income                                                2          227          229
                                                    -------      -------      -------
Balance (deficit) at December 31, 1997                  (74)       8,621        8,547

Distribution to partners ($68.75 per limited
   partner unit)                                        (13)      (1,283)      (1,296)

Net loss                                                 (3)        (375)        (378)
                                                    -------      -------      -------
Balance (deficit) at December 31, 1998              $   (90)     $ 6,963      $ 6,873
                                                    =======      =======      =======

          See accompanying notes to consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                      (IN THOUSANDS EXCEPT PER UNIT DATA)

                                                                   1998         1997         1996
                                                                 -------      -------      -------
Cash flows from operating activities:
   Net income (loss)                                             $  (378)     $   229      $   483
   Adjustment to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                               1,439          913        1,003
       Gain recognized on property sold                             (134)        (290)        (569)
       (Gain) loss on disposal of property
          and equipment                                               --          (12)          53
   Change in assets and liabilities:
     Increase in restricted cash                                      (9)         (16)          (7)
     Decrease in net amounts receivable from affiliate               265           --           --
     Increase in other assets                                       (268)         (14)          (1)
     Increase (decrease) in accounts payable and
         accrued expenses                                           (111)         568          246
     Increase (decrease) in net amounts payable to affiliates       (261)         (20)          72
     Increase in minority interest                                    21           33           57
     Other                                                            --           --           11
                                                                 -------      -------      -------
             Net cash provided by operating activities               564        1,391        1,348
                                                                 -------      -------      -------
Cash flows from investing activities:
   Improvements and building construction                           (885)      (6,183)      (1,455)
   Additions to furniture, fixtures and equipment, net              (164)         (69)         (90)
   Cash received for property sold under contract                    134          290        1,474
                                                                 -------      -------      -------
             Net cash used in investing activities                  (915)      (5,962)         (71)
                                                                 -------      -------      -------
Cash flows from financing activities:
   Proceeds from notes payable                                     2,429        5,046            7
   Principal repayments on notes payable to banks and others        (321)        (282)        (256)
   Distributions paid                                               (943)          --         (613)
                                                                 -------      -------      -------
             Net cash provided by (used in) financing
               activities                                          1,165        4,764         (862)
                                                                 -------      -------      -------
             Net increase in cash                                    814          193          415

Cash at beginning of year                                          1,086          893          478
                                                                 -------      -------      -------
Cash at end of year                                              $ 1,900      $ 1,086      $   893
                                                                 =======      =======      =======

Supplemental cash flow information - cash paid
   during the year for interest (net
   of capitalized interest of $35,
   $151 and $0 in 1998, 1997 and 1996, respectively)             $ 2,553      $ 1,415      $ 1,893
                                                                 =======      =======      =======

Noncash - application of deposits to sale of property            $    --      $    --      $ 4,601
                                                                 =======      =======      =======

          See accompanying notes to consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements of American Retirement Villas Properties III, L.P. (the Partnership) include the accounts of the Partnership, ARVP III/Bradford Square, L.P. (ARVP III/BS), Heritage Pointe Ontario Partners, L.P. (HPOP), and Heritage Pointe Pomona Partners, L.P.
    (HPPP) at December 31, 1998, 1997 and 1996 and for the year then ended and Heritage Pointe Claremont Partners, L.P. (HPCP) for the year ended December 31, 1996. In April 1996, the sale of HPCP was recorded under the requirements of Statement of Financial Accounting Standards No. 66 ("SFAS 66"), "Accounting for Sale of Real Estate". As a result, our consolidated financial statements as of and for the year ended December 31, 1998 and 1997 do not include the accounts of HPCP. The Partnership is a 50% general partner in ARVP III/BS. All intercompany balances and transactions have been eliminated in consolidation. We consolidate these limited partnerships since we have a controlling financial interest. Minority interest represents the minority partners' cost to acquire the minority interest adjusted by their proportionate share of subsequent earnings, losses and distributions.

    BASIS OF ACCOUNTING

        We maintain our records on the accrual method of accounting for financial reporting and Federal and state tax purposes.

    CARRYING VALUE OF REAL ESTATE

        Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

            Buildings and improvements.............  27.5 to 35 years
            Furniture, fixtures and equipment......  3 to 7 years

        We review our long-lived assets for impairments when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, we estimate the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset's fair value.

    USE OF ESTIMATES

        In the preparation of our financial statements in conformity with generally accepted accounting principles, we have made estimates and assumptions that affect the following:

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

            Notes to Consolidated Financial Statements - (Continued)

    PRE-OPENING COSTS

        Costs such as fees paid for employee training, rent-up and other related costs incurred prior to the opening of a retirement community are deferred and amortized using the straight-line method over a period of one year after the community's opening.

        In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on the financial reporting of start-up activities and organizational costs. It requires costs of start-up activities and organizational costs to be expensed when incurred and, upon adoption, the write-off as a cumulative effect of a change in accounting principle of any previously capitalized start-up or organizational costs. We plan to adopt the provisions of SOP 98-5 in the first quarter of 1999. The carrying amounts of capitalized start-up costs are approximately $96,000 as of December 31, 1998.

    LOAN FEES

        We amortize loan fees using the effective interest method over the term of the respective note payable.

    RENTAL INCOME

        Rent agreements with tenants are on a month-to-month basis. We apply advance deposits to the first month's rent. Revenue is recognized in the month earned for rent and assisted living services.

    ADVERTISING COSTS

        We expense all advertising costs as they are incurred.

    INCOME TAXES

        Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. For tax purposes, any income or losses realized are those of the individual partners, not the Partnership.

        We have not requested a ruling from the Internal Revenue Service to the effect that we will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership received an opinion of counsel as to its tax status prior to the offering of limited partnership units, but such opinion is not binding upon the Internal Revenue Service.

        Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles (GAAP) and for Federal income tax reporting purposes at December 31 (in thousands):

                                     1998                        1997
                            -----------------------------------------------------
                             GAAP         TAX BASIS       GAAP         TAX BASIS
                             BASIS           (1)          BASIS           (1)
                            -------       ---------      --------      ----------
      Total assets          $31,678        $31,939        $31,241        $31,989
                            =======        =======        =======        =======

      Total liabilities     $24,710        $24,305        $22,620        $22,428
                            =======        =======        =======        =======

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

            Notes to Consolidated Financial Statements - (Continued)

        Following are the differences between the financial statement and tax return income (in thousands):

                                                           1998            1997            1996
                                                         -------         -------         -------
Net income (loss) per financial statements               $  (378)        $   229         $   483
Guaranteed payments (1)                                      502             435             410
Depreciation differences on properties (1)                    92             156             208
Amortization differences on intangible assets (1)            128              57              57
Deferred income (1)                                           20               5              --
Capitalized costs (1)                                         --             477              --
Interest expense (1)                                          --              --            (470)
Interest income (1)                                           --              --             771
Loss on sale of assets (1)                                    --              (2)           (254)
Other (1)                                                     (3)            (12)             75
                                                         -------         -------         -------
        Total income per Federal tax return (1)          $   361         $ 1,345         $ 1,280
                                                         =======         =======         =======

------------
(1)  Unaudited.

    NET INCOME (LOSS) PER LIMITED PARTNER UNIT

        We based net income (loss) per limited partner unit on the weighted average number of limited partner units outstanding of 18,666 in 1998, 1997 and 1996. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed the same way as fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options and warrants under the treasury stock method. The adoption of SFAS No. 128 did not have an impact on our financial statements.

    RECENT ACCOUNTING DEVELOPMENTS

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate performance and make resource allocation decisions on a community by community basis. Accordingly, each community is considered an "operating segment" under SFAS 131. However, SFAS 131 did not have an impact on the financial statements because the communities have similar economic characteristics, as defined by SFAS 131, and meet the criteria for aggregation into one "reportable segment".

    RECLASSIFICATIONS

        We have reclassified certain prior period amounts to conform to the December 31, 1998 presentation.

(2) ORGANIZATION AND PARTNERSHIP AGREEMENT

        We were formed on June 28, 1989 for the purpose of acquiring, developing and operating assisted living and senior apartment communities. The term of the Partnership is 60 years and may be dissolved earlier under certain circumstances. We commenced operations on December 28, 1989 when the minimum number of units (1,250) had been sold.

        Limited partner units (minimum of 2 units per investor for Individual Retirement Accounts, KEOGH'S and pension plans and 5 units for all other investors) were offered for sale to the general public. Each limited partner unit represents a $1,000 capital contribution. There were 18,666 Limited Partner units sold through the end of the offering in October 1992 which represented a cumulative capital investment of $18,654,000, net of units repurchased. Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions.

        Our Managing General Partner is ARV Assisted Living, Inc. (ARVAL), a Delaware corporation, and the individual General Partners are John A. Booty, John S. Jason, Gary L. Davidson, Tony Rota and David P. Collins. Our General Partners are not required to make capital contributions to the Partnership.

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

            Notes to Consolidated Financial Statements - (Continued)

        Cash available for distribution from operations, which is determined at the sole discretion of the Managing General Partner, is to be distributed 1% to the General Partners and 99% to the Limited Partners.

        Upon any sale, refinancing or other disposition of our real properties, distributions are to be made 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received an amount equal to 100% of their capital contributions plus an amount ranging from 8% to 10% (depending upon the timing of the Limited Partner's investment) of their capital contributions per annum, cumulative but not compounded, from the date of each Partner's investment. The cumulative return is to be reduced, but not below zero, by the aggregate amount of prior distributions from all sources. Thereafter, distributions are 15% to the General Partners and 85% to the Limited Partners, except that after the sale of the properties, the proceeds of sale of any last remaining assets owned by us are to be distributed in accordance with positive capital account balances.

(3) TRANSACTIONS WITH AFFILIATES

        Our properties are managed by ARVAL. For this service we pay a property management fee of 5% of gross revenues totaling $472,000, $316,000 and $298,000, for the years ended December 31, 1998, 1997 and 1996, respectively. Additionally, we pay a Partnership management fee of 10% of cash flow before distributions, as defined in the Partnership Agreement, amounting to $140,000, $119,000 and $112,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

        Payment of the Partnership management fee out of cash flow is subordinated to a quarterly noncumulative distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of Capital Contributions allocated to each property.

        We reimburse ARVAL for certain expenses, such as repairs and maintenance, supplies, payroll and retirement benefit expenses they pay on our behalf. The total reimbursements to ARVAL, are included in rental property operations and general and administrative expenses in the accompanying statements of operations and amounted to $2,497,000, $1,578,000 and $1,365,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

        In consideration for services rendered with respect to property acquisitions, the Managing General Partner is paid a property acquisition fee of a maximum of 2% of the gross offering proceeds. In addition, the Managing General Partner is entitled to a development, processing and renovation fee of a maximum of 3.5% of gross offering proceeds allocated to a particular project. The Managing General Partner is also entitled to a maximum fee of 4.5% of gross offering proceeds for rent-up and staff training services. There were no property acquisition and development or processing and renovation fees paid during the three years ended December 31, 1998.

        Amounts payable to affiliates at December 31, 1998 and 1997 include expense reimbursements and accrued property management and partnership management fees.

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

            Notes to Consolidated Financial Statements - (Continued)

(4) PROPERTIES

        The following table sets forth, as of December 31, 1998, the location, the date on which operations commenced and the number of units in the community.

                                                                     COMMENCED
         COMMUNITY                      LOCATION        OPERATIONS     UNITS
         ---------                    ------------      ----------   ---------
         ASSISTED LIVING
         COMMUNITIES
         Bradford Square             Placentia, CA         1992          92
         Chandler Villas             Chandler, AZ          1992         164
         Villa Las Posas             Camarillo, CA         1997(a)      123

         SENIOR APARTMENTS (b)
         Cedar Villas                Ontario, CA           1992         137
         Pacific Villas              Pomona, CA            1992         132
         Villa Azusa                 Azusa, CA             1993         147

-------------

        (a) We commenced operations of Villa Las Posas in December 1997.

        (b) We sold the senior apartments on February 19, 1999.

    ARVP III/BRADFORD SQUARE LTD.

        On December 18, 1990, we entered into a limited partnership, ARVP III/BS, with an unrelated third party, Bradford Square Ltd. Both partners made an initial $1,000 cash contribution. We are the Managing General Partner and Bradford Square Ltd. is the Limited Partner, each with a 50% interest. Pursuant to the agreement, Bradford Square Ltd. contributed an existing community (Bradford Square), to ARVP III/BS, and, we contributed cash. Income and loss is generally allocated to the Managing General Partner and Bradford Square, Ltd. based on their partnership interests.

        Under the limited partnership agreement between Bradford Square Ltd., and us, we receive a 9% preferred return on 125% of amounts contributed to the partnership. The remaining cash flow from operations is divided equally between Bradford Square Ltd and us. During 1998, 1997 and 1996, we received a preferred return of $218,000, $221,000 and $253,000, respectively.

(5) SALE OF PROPERTY - HERITAGE POINTE CLAREMONT

        In September 1993, we contracted to sell Heritage Pointe Claremont to Claremont Senior Partners ("CSP") for $12,281,900. The managing general partner of the Registrant (ARVAL) is the Special Limited Partner of CSP. The transaction closed on December 30, 1993. We took back notes receivable to finance a portion of the sale.

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

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

            Notes to Consolidated Financial Statements - (Continued)

        Upon the receipt of the principal and interest payment from CSP in April 1996, a sufficient investment as defined by Statements of Financial Accounting Standards Board No. 66 was made and the sale was recognized. As CSP's excess cash flows do not currently exceed the interest payment requirements, SFAS 66 requires profit on the sale to be recognized under the cost recovery method as payments are received on the notes. During 1998, we received interest payments totaling $134,000 on these notes.

(6) NOTES PAYABLE TO BANKS AND OTHERS

        At December 31, 1998 and 1997, notes payable to banks and others included the following (in thousands):

                                                                 1998       1997
                                                               --------   -------
Notes Payable to Banks:
Note payable in favor of a bank and not formally
   assumed by us, secured by deed of trust on Pacific
   Villas, interest at 2.25% above the eleventh
   district cost of funds (4.76% at December 31, 1998)
   adjusted quarterly; terms of promissory note
   required full payment of amounts due when the
   property was sold us in 1992, otherwise monthly
   principal and interest installments of $32 and all
   unpaid principal and interest is due on November 1,
   2017, repaid in February 1999                               $ 4,046    $ 4,150

Note payable in favor of a bank and not formally
   assumed by us, secured by deed of trust on Cedar
   Villas, interest at 2.25% above the eleventh
   district cost of funds (4.76% as of December 31,
   1998) and in no event shall the interest rate be
   less than 8% or more than 14%; terms of promissory
   note required full payment of amounts due when the
   property was sold to us in 1992, otherwise monthly
   principal and interest installments of $31 and all
   unpaid principal and interest is due on February 1,
   2019, repaid in February 1999                                 3,727      3,805

Note payable in favor of a bank and not formally
   assumed by us, secured by deed of trust on Villa
   Azusa, interest at 2.25% above the monthly eleventh
   district cost of funds (4.76% at December 31, 1998)
   adjusted semi-annually; terms of promissory note
   required full payment of amounts due when the property
   was sold to us in 1992, otherwise payable in monthly
   principal and interest installments of $23 with all
   unpaid principal and interest due on February 1, 2017,
   repaid in February 1999                                       2,853      2,934

Construction loan  to bank secured by deed of trust on
   Villa Las Posas and guaranteed by the General
   Partners, interest at 2.75% above the 30-day LIBOR
   rate (5.55% at December 31, 1998); all unpaid principal
   and interest is due on September 30, 1999                     7,700      5,197
                                                               -------    -------
                      Notes payable to banks                    18,326     16,086
                                                               -------    ------

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

            Notes to Consolidated Financial Statements - (Continued)

                                                                 1998      1997
                                                               --------- ---------
Notes Payable to Others:
Note payable secured by deed of trust on Chandler
   Villas and guaranteed by our General Partners,
   interest for the initial 7-year term at 5.25% in
   excess of the seven-year treasury yield as of the
   inception date (6.38% at inception) with annual
   increase of 2% per year and interest for the second
   seven-year period at 7% in excess of the seven-year
   treasury yield as of the reset date with annual
   increases of 2 %; monthly principal and interest
   installments of $27 and all unpaid principal and
   interest is due on January 1, 2007                            2,369     2,396

Note payable secured by deed of trust on Bradford
   Square and guaranteed by our General Partners,
   interest for the initial 7-year term at 5.25% in
   excess of the seven-year treasury yield as of the
   inception date (6.38% at inception) with annual
   increase of 2% per year and interest for the second
   seven-year period at 7% in excess of the seven-year
   treasury yield as of the reset date with annual
   increases of 2%; monthly principal and interest
   installments of $27 and all unpaid principal and
   interest is due on January 1, 2007                            2,369     2,396

Other                                                                7        11
                                                              --------   -------
                      Notes payable to others                    4,745     4,803
                                                              --------   -------
                                                              $ 23,071   $20,889
                                                              ========   =======

        The annual principal payments of notes payable as of December 31, 1998 are as follows (in thousands):

                 Year ending December 31:
                    1999 (see below)          $   18,390
                    2000                              34
                    2001                              30
                    2002                              29
                    2003                              27
                    Thereafter                     4,561
                                              ----------
                                              $   23,071
                                              ==========

           Our Managing General Partners' Board of Directors approved the refinancing of the assisted living communities in July 1998 to:

        o take advantage of lower fixed interest rates available at the time through the commercial mortgage backed security market;

        o   provide a return of equity to the limited partners; and

        o   borrow against the increased value of these properties.

        In conjunction with this financing, we paid the lender approximately $0.7 million of fees for an interest rate lock and $0.1 for loan commitment and other fees. The lender terminated the loan commitment and underlying interest

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

            Notes to Consolidated Financial Statements - (Continued)

    rate lock in October 1998 due to adverse market conditions. The lender returned $0.2 million of the interest rate lock fees in January 1999. We have included the remaining $0.6 million of fees in interest expense in the accompanying statements of income. We believe that we are entitled to a full and complete return of the rate lock fees paid. We intend to pursue a return of all fees and are investigating our legal alternatives to that end; however, there can be no assurances that additional interest rate lock fees will be recovered.

(7) GRANT INCOME

        During 1993, we entered into 30-year rehabilitation and affordable housing subsidy agreements with the cities of Azusa and Ontario. In conjunction with the agreements, we are to receive up to $535,000 and $546,000 as compensation or reimbursement to rehabilitate Villa Azusa and Cedar Villas, respectively, in order to provide low income housing to persons 55 years of age or older. Total grant funds of $513,000 and $546,000 had been received from the cities of Azusa and Ontario, respectively, for rehabilitation work performed. Approximately $41,000 received from the city of Azusa was not required to be used for rehabilitation work on the project and, as such, these fees were recorded as grant income in 1995. In the event that we default on the provisions of the agreement within 15 years, including, but not limited to, eliminating the low income housing status of the apartment community, the grant money must be returned to the respective city. No default existed at December 31, 1998 and the properties were sold on February 19, 1999.

(8) EMPLOYEE BENEFIT PLANS

        Effective January 1, 1997, ARVAL established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under
     Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. ARVAL matches 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). ARVAL matches employees' contributions beginning on the first enrollment date following one year of service or 1,000 hours of service. Our Savings Plan expense was $8,000 and $6,000 (as a reimbursement to ARVAL) for the years ended December 31, 1998 and 1997.

(9) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        The estimated fair value of the Partnership's financial instruments have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

        The carrying amounts reported in the balance sheets for cash, accounts payable, accrued expenses, and amounts payable to affiliates approximate fair value due to the short-term nature of these instruments. The notes payable bear interest at rates that approximate current rates. Therefore, we believe that carrying value approximates fair value.


        Fair value information related to financial instruments is as follows (in thousands):

                                                    DECEMBER 31
                              --------------------------------------------------------
                                         1998                           1997
                              --------------------------     -------------------------
             FINANCIAL            BOOK           FAIR            BOOK           FAIR
             INSTRUMENT          VALUE           VALUE          VALUE          VALUE
             ----------       ----------      ----------     ----------      ---------
      Notes payable           $   23,071      $   23,974     $   20,889      $  22,085
                              ==========      ==========     ==========      =========

                AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

            Notes to Consolidated Financial Statements - (Continued)


(10) SUBSEQUENT EVENT (unaudited)

        On February 19, 1999, we sold the three senior apartment projects for approximately $17.4 million, net of costs. In connection with the sale, we received cash of approximately $4.0 million, notes receivable due in November 1999 of approximately $2.8 million and paid off the outstanding mortgage balances of approximately $10.6 million.

                                  SCHEDULE III

                    AMERICAN RETIREMENT VILLAS PROPERTIES III
                       (A California Limited Partnership)

        Real Estate and Related Accumulated Depreciation and Amortization

                                December 31, 1998
                                 (In thousands)


                                      INITIAL COST                                  GROSS AMOUNT
                                  ---------------------       COSTS     -----------------------------------
                                              BUILDINGS    CAPITALIZED                BUILDINGS
                                                 AND       SUBSEQUENT                   AND
                     ENCUM-                    IMPROVE-        TO                     IMPROVE-
DESCRIPTION          BRANCES       LAND         MENTS      ACQUISITION    LAND         MENTS       TOTAL(1)
-----------         --------      -------    ----------    -----------  --------     ---------     --------
Villa Azusa          $ 2,853      $   800      $ 3,705      $   166      $   800      $ 3,871      $ 4,671
Villa Las Posas        7,700        1,210          572        8,754        1,249        9,044       10,293
Bradford Square        2,369          675        2,977          347          675        3,324        3,999
Chandler Villas        2,369          300        2,902          235          300        3,137        3,437
Cedar Villas           3,727          650        4,078          385          650        4,463        5,113
Pacific Villas         4,046        1,000        4,545          365        1,000        4,910        5,910
                     -------      -------      -------      -------      -------      -------      -------
                     $23,064      $ 4,635      $18,779      $10,252      $ 4,674      $28,749      $33,423
                     =======      =======      =======      =======      =======      =======      =======


                      ACCUMULATED                              DEPRECIABLE
                      DEPRECIATION    DATE OF ACQUISITION      LIVES (YEARS)
                      ------------    -------------------      ------------
Villa Azusa              $   782      March 1993               27 1/2 years
Villa Las Posas              359      December 1989            27 1/2 years
Bradford Square              928      December 1990            27 1/2 years
Chandler Villas              934      September 1990           27 1/2 years
Cedar Villas               1,014      October 1992             27 1/2 years
Pacific Villas             1,160      October 1992             27 1/2 years
                         -------
                         $ 5,177
                         =======

        Following is a summary of investment in properties for the years ended December 31, 1998, 1997 and 1996:

                                                1998      1997       1996
                                              -------    -------    -------
Balance at beginning of year                  $32,922    $26,969    $25,562
Improvements/construction                         501      5,953      1,758
Disposals                                          --         --       (351)
                                              -------    -------    -------
Balance at end of year                        $33,423    $32,922    $26,969
                                              =======    =======    =======

        Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 1998, 1997, and 1996:

                                               1998      1997      1996
                                              ------    ------   -------
Balance at beginning of year                  $4,122    $3,373    $2,658
Additions charged to expense                   1,055       749       715
                                              ------    ------    ------
Balance at end of year                        $5,177    $4,122    $3,373
                                              ======    ======    ======

---------
(1) Aggregate cost for Federal income tax purposes is $31,989 at December 31, 1997.


                 See Accompanying Independent Auditors' Report

                                 EXHIBIT INDEX


 EXHIBIT
 NUMBER            DESCRIPTION
----------         -----------

Exhibit 27         Financial Data Schedule