Form 10-Q
period 1999-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 1999-05-17
CIK 853274

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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
                                 (In thousands)

                                     ASSETS

                                                        MARCH 31,     DECEMBER 31,
                                                          1999           1998
                                                        --------      ------------
Properties, at cost:
  Land                                                  $  2,224       $  4,674
  Buildings and improvements, less accumulated
   depreciation of $2,361 and $5,177 at March
   31, 1999 and December 31, 1998, respectively           13,139         23,572
  Furniture, fixtures and equipment, less
   accumulated depreciation of $385 and $395 at
   March 31, 1999 and  December 31, 1998, respectively       826            874
                                                        --------       --------
               Net properties                             16,189         29,120
Cash                                                       2,112          1,900
Restricted cash                                              164            162
Notes receivable                                           2,765             --
Other assets                                                 170            496
                                                        --------       --------
                                                        $ 21,400       $ 31,678
                                                        ========       ========

                       LIABILITIES AND PARTNERS' CAPITAL

Notes payable to banks                                  $  7,700       $ 18,326
Notes payable to others                                    4,730          4,745
Accounts payable                                             100            677
Accrued expenses                                             435            441
Amounts payable to affiliate                                 392            122
Distributions payable to Partners                            440            399
                                                        --------       --------
               Total liabilities                          13,797         24,710
                                                        --------       --------

Commitments and contingencies

Minority interest                                             97             95
                                                        --------       --------

Partners' capital (deficit):
  General partners' deficit                                  (84)           (90)
  Limited partners' capital, 18,666 units outstanding      7,590          6,963
                                                        --------       --------
               Total partners' capital                     7,506          6,873
                                                        --------       --------
                                                        $ 21,400       $ 31,678
                                                        ========       ========

          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                         Condensed Statements of Income
                                   (unaudited)
                        (In thousands, except unit data)

                                                                FOR THE
                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           1999          1998
                                                         -------         -------
Revenues:
     Rent                                                $ 1,954         $ 1,909
     Assisted living                                         265             218
     Interest and other                                      109              64
                                                         -------         -------
         Total operating revenues                          2,328           2,191
                                                         -------         -------
Costs and expenses:
     Rental property operations                            1,121             969
     Assisted living                                         124              87
     General and administrative                              119             136
     Depreciation and amortization                           288             334
     Property taxes                                           80              70
     Advertising                                              18              22
     Interest                                                413             474
     Minority interest in operations                          51              35
                                                         -------         -------
         Total operating costs and expenses                2,214           2,127
                                                         -------         -------
         Operating income                                    114              64
Gain on sale of properties                                 4,739              --
                                                         -------         -------
Net income before cumulative effect of
   change in accounting principle                          4,853              64
Cumulative effect of change in
   accounting principle                                      (96)             --
                                                         -------         -------
         Net income                                      $ 4,757         $    64
                                                         =======         =======
Net income per limited partner unit
   before cumulative effect of
   change in accounting principle                        $257.42         $  3.40
Cumulative effect of change in accounting
   principle                                               (5.12)             --
                                                         -------         -------
Net income per limited partner unit                      $252.30         $  3.40
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

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                       Condensed Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                               FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                               ---------------------
                                                                  1999         1998
                                                               --------      -------
Cash flows from operating activities:
  Net income .............................................     $  4,757      $    64
  Adjustments  to reconcile  net income to net cash
   provided by operating activities:
      Depreciation and amortization ......................          288          334
      Gain on sale of properties .........................       (4,739)          --
      Cumulative effect of change in accounting principle            96           --
      Interest expense on notes payable to bank
        added to principal ...............................           --          115
      Change in assets and liabilities:
         Increase in restricted cash .....................           (2)          (3)
         Decrease (increase) in other assets .............          230         (136)
         Decrease in accounts payable and accrued
           expenses ......................................         (583)        (156)
         Increase in amounts payable to affiliates, net...          270          785
         Increase in minority interest ...................            2            5
                                                               --------      -------
           Net cash  provided by operating activities ....          319        1,008
                                                               --------      -------

Cash flows provided by (used in) investing activities:
    Improvements and building construction ...............           --         (176)
    Proceeds from sale of senior apartment projects ......        4,030           --
    Additions to furniture, fixtures and equipment .......          (18)        (250)
                                                               --------      -------
           Net cash provided by (used in) investing
             activities ..................................        4,012         (426)
                                                               --------      -------

Cash flows provided by (used in) financing activities:
    Proceeds from notes payable ..........................           --          663
    Principal  repayments on notes payable to banks
      and others .........................................          (36)         (72)
    Distributions paid ...................................       (4,083)          --
                                                               --------      -------
           Net cash provided by (used in) financing
              activities .................................       (4,119)         591
                                                               --------      -------

Net increase in cash .....................................          212        1,173
Cash at beginning of period ..............................        1,900        1,086
                                                               --------      -------
Cash at end of period ....................................     $  2,112      $ 2,259
                                                               ========      =======

Supplemental schedule of cash flow information -
    Cash paid during the period for interest .............     $    413      $   490
                                                               ========      =======
Supplemental  schedule  of non-cash investing and
  financing activities:
    Note receivable from sale of senior apartments .......     $  2,765           --
    Notes payable assumed by the buyer of the
     senior apartments ...................................       10,605           --

          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

                                 March 31, 1999


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

The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These are condensed financial statements. To obtain a more detailed understanding of our results, you should also read the financial statements and notes in our Form 10-K for 1998, which is on file with the SEC.

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

RECENT ACCOUNTING DEVELOPMENTS

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on the financial reporting of start-up activities and organizational costs. It requires costs of start-up activities and organizational costs to be expensed when incurred and, upon adoption, the write-off as a cumulative effect of a change in accounting principle of any previously capitalized start-up or organizational costs. We adopted the provisions of SOP 98-5 on January 1, 1999 and reported a charge of approximately $96,000 for the cumulative effect of this change in accounting principle.

(2) TRANSACTIONS WITH AFFILIATES

We have an agreement with ARV Assisted Living, Inc. ("ARV"), our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $116,000 and $110,000, for the three-month periods ended March 31, 1999 and 1998, respectively. Additionally, we pay ARV a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $52,000 and $51,000 for the three-month periods ended March 31, 1999 and 1998, respectively.

(3) SALE OF SENIOR APARTMENT PROJECTS

On February 19, 1999, we sold the three senior apartment projects for approximately $17.4 million, net of costs. In connection with the sale, we received cash of approximately $4.0 million, notes receivable, secured by the properties, due in November 1999 of approximately $2.8 million and the buyer assumed outstanding mortgage balances of approximately $10.6 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

DOLLARS IN MILLIONS)                                          Increase/
                                            1999     1998     (decrease)
                                           ------    ------   ----------
Revenue:
  Rent ...............................     $  1.9    $  1.9        2.4%
  Assisted living ....................        0.3       0.2       21.7%
  Interest and other revenue .........        0.1       0.1       54.0%
                                           ------    ------     ------
          Total revenue ..............        2.3       2.2        6.3%
                                           ------    ------     ------
Costs and expenses:
  Rental property operations .........        1.1       1.0       15.8%
  Assisted living ....................        0.1       0.1       43.6%
  General and administrative .........        0.1       0.1       12.3%
  Depreciation and amortization ......        0.3       0.3      (14.2)%
  Property taxes .....................        0.1       0.1       13.9%
  Interest ...........................        0.4       0.5      (12.8)%
  Minority interest in operations ....        0.1       0.0       42.8%
                                           ------    ------     ------
          Total costs and expenses ...        2.2       2.1        4.1%
                                           ------    ------     ------
          Operating income ...........        0.1       0.1       77.9%
Gain on sale of property .............        4.7        --      100.0%
                                           ------    ------     ------
Net income before cumulative effect of
 change in accounting principle ......        4.8       0.1     7456.9%
Cumulative effect of  change in
  accounting principle ...............       (0.1)       --     (100.0)%
                                           ------    ------     ------
           Net income ................     $  4.7    $  0.1     7306.7%
                                           ======    ======     ======

The increase in rental revenue is attributable to:

     o average occupancy for our assisted living communities increased to 93.4% for the three month period ended March 31, 1999 compared to 84.1% for the three month period ended March 31, 1998;

     o an increase in average rental rate per occupied unit to $1,528 for the three month period ended March 31, 1999 compared to $1,355 the three month period ended March 31, 1998; offset by:

     o only one and a half months of rent from senior apartments in 1999 due to the sale of the three apartment projects on February 19, 1999.

The increase in assisted living revenue is attributable to:

     o an increase in assisted living penetration to 34.7% for the three month period ended March 31, 1999 compared with 32.5% for the three month period ended March 31, 1998; and

     o an increase in average assisted living rate per occupied unit to $249 for the three month period ended March 31, 1999 as compared with $228 the three month period ended March 31, 1998.

The increase in interest and other revenue is attributable to:

     o bank accounts which utilize commercial paper investments being used during 1999; and

     o an increase in processing and other resident fees for the three month period ended March 31, 1999 resulting from increasing occupancy.

The increase in rental property operations and assisted living operating expenses is attributable to:

     o increased occupancy of Villa Las Posas as the community was in the lease-up phase during 1998;

     o staffing requirements related to increased assisted living services provided; and

     o    increased wages of staff.

General and administrative expenses and property taxes remained constant between periods.

The decrease in interest expense is related to the buyer's assumption of the notes payable for the three senior apartments sold on February 19, 1999.

The decrease in depreciation and amortization expense is related to sale of the three senior apartments and the elimination of amortization of start-up costs due to the adoption of SOP 98-5 which required us to write-off all capitalized start-up costs in January 1999.

The increase in minority interest is a result of our improved financial results from a community in which we hold a 50% partnership interest.

Cumulative effect of change in accounting principle is a result of the adoption of SOP 98-5 which requires that costs of start-up activities and organizational costs be expensed as incurred.

LIQUIDITY AND CAPITAL RESOURCES

We expect that the cash to be generated from operations of all our properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions of debt and make quarterly distributions. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

During the three-month period ended March 31, 1999, cash provided by operating activities decreased to $0.4 million compared to $1.0 million for the corresponding period in 1998. The decrease was primarily due to timing of payments for accounts payable and amounts due to affiliates.

During the three-month period ended March 31, 1999, our net cash provided by investing activities was $3.9 million compared to cash used in investing activities of $0.4 million for the corresponding period in 1998. The increase was a result of the sale of the three senior apartment projects and a reduction of capital expenditures in 1999.

During the three-month period ended March 31, 1999, our net cash used in financing activities was $4.1 million compared to cash provided by financing activities of $0.6 million for the corresponding period in 1998. The cash used in financing activities was the result of distributions of the sale proceeds from the senior apartment sale to the partners.

On September 30, 1999, $7.7 million of outstanding debt will become due and payable, however, we are currently working with a bank to refinance two of our ALCs and anticipate that a refinancing will be completed in June 1999; however, no assurances can be given that the refinancing will be completed. At March 31, 1999, we were not in compliance with the debt service coverage ratio and the liabilities to net worth ratio under this agreement. We have obtained a waiver for those covenants with which we were not in compliance. Had we not obtained the waiver, we would have been in default of $7.7 million of debt.

We contemplate spending approximately $400,000 for capital expenditures during 1999 for physical improvements at our communities. Funds for these improvements are expected to be available from operations.

We are not aware of any trends, other than national economic conditions which have had, or which may be reasonably expected to have, a material favorable or unfavorable impact on the revenues or income from the operations or sale of properties. We believe that if the inflation rate increases, we will be able to pass the subsequent increase in operating expenses onto the residents of the communities by way of higher rental and assisted living rates. The implementation of price increases is intended to lead to an increase in revenue; however, those increases may result in an initial decline in occupancy and/or a delay in increasing occupancy. If this occurs, revenues may remain constant or even decline.


YEAR 2000 ISSUE

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

We have received communications from third-party providers of our administrative services, as well as our significant suppliers of services and products, to determine the extent to which we are vulnerable to those parties' failures to remediate their own Year 2000 Issues. We completed our evaluation of those suppliers during the third quarter of 1998. We do not presently believe that third party Year 2000 issues will have a material adverse effect on us. However, there can be no guarantee that the systems of other companies on which our operations or systems rely will be remedied on a timely basis or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on us.

Costs

We expect to successfully implement the changes necessary to address our Year 2000 Issues, and do not believe that the cost of such actions will have a material adverse effect on our financial position, results of operations or liquidity. We are currently unable to assess the costs to remediate any Year 2000 Issues that may result from the assessment.

Risks

We believe that our Year 2000 program will be completed by the end of the third quarter of 1999. Our program's schedule is based on a number of factors and assumptions, such as:

     o    the accuracy and completeness of responses to our inquiries; and

     o    the availability of skilled personnel to complete the program.

Our program's schedule could be adversely impacted if either of the factors and assumptions is incorrect. The failure to correct a material Year 2000 Issue could result in an interruption in our normal business operations. There can be no assurance, however, that there will not be delays in, or increased costs associated with, the implementation of such changes, and our inability to implement such changes could have a material adverse effect on our business, operating results, and financial condition.

We intend to determine if contingency plans are needed for any aspect of our business with respect to Year 2000 Issues (including most likely worst case Year 2000 scenarios), and to create those contingency plans by the end of the third quarter of 1999.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about our market risk are included in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 1998, filed March 31, 1999. In the opinion of our management, no material changes have occurred with respect to our market risks since December 31, 1998.


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

AMERICAN RETIREMENT VILLAS PROPERTIES III,
A CALIFORNIA LIMITED PARTNERSHIP

   By:         ARV Assisted Living, Inc.,
               a Delaware Corporation
               (Managing General Partner)

               By:  /s/ Douglas M. Pasquale
                    ------------------------------------------
                        Douglas M. Pasquale
                        President, Chief Executive Officer and
                        Director of ARV Assisted Living, Inc.

                        Date:  May 14, 1999

               By:  /s/ Abdo H. Khoury
                    ------------------------------------------
                        Abdo H. Khoury
                        Senior Vice President, Chief Financial
                        Officer or ARV Assisted Living, Inc.

                        Date:  May 14, 1999

                                  EXHIBIT INDEX



Exhibit 27 - Financial Data Schedule