Form 10-Q
period 1999-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 1999-08-16
CIK 853274

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

            FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 0-26470

                           AMERICAN RETIREMENT VILLAS
                              PROPERTIES III, L.P.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   CALIFORNIA                             33-365417
        ------------------------------               ------------------
       (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

   245 FISCHER AVENUE, D-1 COSTA MESA, CA                   92626
   --------------------------------------                  --------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (714) 751-7400


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

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                            Condensed Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                              JUNE 30,     DECEMBER 31,
                                                                1999          1998
                                                              --------     ----------
Properties, at cost:
  Land                                                        $  2,224     $  4,674
  Buildings and improvements, less accumulated
   depreciation of $2,505 and $5,177 at June 30, 1999 and
   December 31, 1998, respectively                              13,029       23,669
  Furniture, fixtures and equipment, less accumulated
   depreciation of $451 and $395 at June 30, 1999 and
   December 31, 1998, respectively                                 809          874
                                                              --------     --------
               Net properties                                   16,062       29,216
Cash                                                             7,077        1,900
Restricted cash                                                    164          162
Other assets                                                       630          400
                                                              --------     --------
                                                              $ 23,933     $ 31,678
                                                              ========     ========
                     LIABILITIES AND PARTNERS' CAPITAL

Notes payable to banks                                        $ 15,716     $ 23,071
Accounts payable                                                   168          677
Accrued expenses                                                   216          441
Amounts payable to affiliate                                       137          122
Distributions payable to Partners                                   93          399
                                                              --------     --------
               Total liabilities                                16,330       24,710
                                                              --------     --------
Commitments and contingencies
Minority interest                                                  103           95
                                                              --------     --------
Partners' capital (deficit):
  General partners' deficit                                        (90)         (90)
  Limited partners' capital, 18,666 units outstanding            7,590        6,963
                                                              --------     --------
               Total partners' capital                           7,500        6,873
                                                              --------     --------
                                                              $ 23,933     $ 31,678
                                                              ========     ========

          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                            Statements of Operations
                                   (unaudited)
                        (In thousands, except unit data)

                                                  THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                -------------------------------           -----------------------------
                                                  1999                   1998               1999                 1998
                                                --------               --------           --------             --------
REVENUES:
Rent.....................................        $ 1,655                $ 1,987            $3,609               $3,895
Assisted living..........................            253                    231               518                  448
Interest and other.......................            202                    141               311                  206
                                                 -------                -------            ------               ------
         Total revenues..................          2,110                  2,359             4,438                4,549
                                                 -------                -------            ------               ------
COSTS AND EXPENSES:

Rental property operations ..............          1,031                  1,054             2,153                2,022
Assisted living .........................            124                     89               248                  176
Depreciation and amortization............            231                    379               519                  714
Interest ................................            323                    495               736                  968
General and administrative ..............            112                    144               230                  280
Property taxes...........................             57                     70               137                  141
Advertising..............................             25                     29                43                   50
Minority interest........................             36                     37                87                   72
                                                 -------                -------            ------               ------
         Total costs and expenses........          1,939                  2,297             4,153                4,423
                                                 -------                -------            ------               ------
Operating income.........................            171                     62               285                  126

Gain (loss) on sale of properties........          (177)                     --             4,562                   --
                                                 -------                -------            ------               ------
Net income before cumulative effect
of change in accounting principle........            (6)                     62             4,847                  126
Cumulative effect of change in
accounting principle.....................             --                     --               (96)                  --
                                                 -------                -------            ------               ------
Net income (loss)........................        $   (6)                $    62           $ 4,751               $   126
                                                 ======                 =======            ======               ======
Net income (loss) per limited
partner unit ............................        $   .0                 $  3.32           $254.52               $  6.75
                                                 ======                 =======           =======               =======


          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                            Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                 FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,
                                                              -------------------------
                                                                1999             1998
                                                              --------         --------
Cash flows from operating activities:
  Net income .........................................        $  4,751         $    126
  Adjustments  to reconcile  net income to net cash
      provided by
  Operating activities:
      Depreciation and amortization ..................             519              714
       Gain on sale of properties ....................          (4,562)
       Cumulative effect of change in accounting
        principle ....................................              96
      Interest expense on notes payable to bank
        added to principle ...........................              --               74
      Change in assets and liabilities:
         Increase in restricted cash .................              (2)              (5)
         Increase in other assets ....................            (231)            (218)
         Increase(decrease) in accounts payable
           and accrued liabilities ...................            (734)             425
         Increase in amounts payable from
           affiliates, net ...........................              15              576
         Increase in minority interest ...............               8               12
                                                              --------         --------
              Net cash provided by (used in) operating
               activities ............................            (140)           1,704
                                                              --------         --------
Cash flows used in investing activities:
    Improvements and building construction ...........              --             (835)
    Proceeds from sale of properties .................           3,962               --
    Additions to furniture, fixtures and
     equipment, net ..................................             (90)            (333)
                                                              --------         --------
             Net cash used in investing activities ...           3,872           (1,168)
                                                              --------         --------

Cash flows from financing activities:
    Proceeds from notes payable ......................          13,191              663
    Principal repayments on notes payable to banks
      and others .....................................         (10,081)            (166)
    Proceeds from note receivable ....................           2,765               --
    Distributions paid ...............................          (4,430)            (354)
                                                              --------         --------
              Net cash provided by financing
                activities ...........................           1,445              143
                                                              --------         --------


Net increase in cash .................................           5,177              679
Cash at beginning of period ..........................           1,900            1,086
                                                              --------         --------
Cash at end of period ................................        $  7,077         $  1,765
                                                              ========         ========
Supplemental disclosure of cash flow information-
    Cash paid during the period for interest .........        $    808         $    968
                                                              ========         ========

Supplemental schedule of non-cash investing  and
financing activities:
     Notes payable assumed by the buyer of the
       senior apartments ............................         $ 10,605               --
                                                              ========


          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 1999

(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

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

        o Reported amount of assets and liabilities at the date of the financial statements;

        o Disclosure of contingent assets and liabilities at the date of the financial statements; and

        o Reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

RECENT ACCOUNTING DEVELOPMENTS

In April 1998, the Accounting Standard Executive Committee issued State of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on the financial reporting of start-up activities and organizational costs. It requires costs of start-up activities and organizational costs to be expensed when incurred and, upon adoption, the write-off as a cumulative effect of a change in accounting principle of any previously capitalized start-up or organizational costs. We adopted the provision of SOP 98-5 on January 1, 1999 and reported a charge of approximately $96,000 for the cumulative effect of this change in accounting principle.

(2) TRANSACTIONS WITH AFFILIATES

The Partnership has an agreement with ARV Assisted Living, Inc., the Partnership's Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $ 95,000 and $ 210,000, for the three-month and the six-month periods ended June 30, 1999. Additionally, a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement, amounted to $ 40,000 and$ 92,000 for the three-month and the six-month periods ended June 30, 1999.

(3) SALE OF SENIOR APARTMENT PROJECTS

On February 19, 1999 we sold the three senior apartment projects for approximately $17.4 million, net of costs. In connection with the sale, we received cash of approximately $4.0 million, $2.8 million in notes receivable paid in June, and assumption of mortgage balances of approximately $10.6 million by the buyer.

(4) NOTES PAYABLE

On June 28, 1999, we obtained financing from Banc One for $13.2 million on two owned communities. As part of the loan requirements, we established a wholly owned subsidiary Retirement Inns III, LLC. The loan is for 24 months and is secured by the various properties; in addition, ARV Assisted Living, our general partner is a guarantor on the loan for fraud, material misrepresentation and certain covenants. The loan term is for 24 months with a lender option to extend for 10 years. The interest rate is 9.15% and the payments are based upon a 25 year principal and interest amortization schedule.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                              For the Six Months
                                                                Ended June 30,
                    (DOLLARS IN MILLIONS)                                              Increase/
                                                             1999         1998         (decrease)
                                                            ------       ------         -------
Revenue:
  Rent ................................................     $  3.6       $  3.9           (7.4)%
  Assisted living .....................................        0.5          0.4           15.6%
  Interest and other revenue ..........................        0.3          0.2           (5.7)%
                                                            ------       ------         ------
          Total revenue ...............................        4.4          4.5           (2.5)%
                                                            ------       ------         ------
Costs and expenses:
  Rental property operations ..........................        2.2          2.0            6.4%
  Assisted living .....................................        0.2          0.2           41.3%
  General and administrative ..........................        0.2          0.3          (17.2)%
  Depreciation and amortization .......................        0.5          0.7          (27.4)%
  Property taxes ......................................        0.1          0.1           (2.4)%
  Interest ............................................        0.7          1.0          (24.0)%
  Minority interest in operations .....................        0.1          0.1           20.1%
                                                            ------       ------         ------
          Total costs and expenses ....................        4.1          4.4           (6.1)%
                                                            ------       ------         ------
          Operating income ............................        0.3          0.1          126.1%
Net gain on sale of property ..........................        4.6        100.0%         100.0%
                                                            ------       ------         ------

Net income before cumulative effect of change in
  accounting principle ................................        4.9          0.1           4851%
Cumulative effect of change in accounting principle ...       (0.1)          --         (100.0)%
                                                            ------       ------         ------
           Net income .................................     $  4.8       $  0.1           4751%
                                                            ======       ======         ======

The decrease in rental revenue is attributable to:

        o only one and a half months of rent from senior apartments in 1999 due to the sale of the three apartment projects on February 19, 1999; offset by

        o average occupancy for our assisted living communities increased to 92% for the six month period ended June 30, 1999 compared to 91.8% for the six month period ended June 30, 1998; and

        o an increase in average rental rate per occupied unit to $1,769 for the six month period ended June 30, 1999 compared to $1,477 the six month period ended June 30, 1998;

The increase in assisted living revenue is attributable to an increase in assisted living average from $654 per month for the six month period ended June 30, 1998 compared with $757 per month for the six month period ended June 30, 1999.

The increase in interest and other revenue is attributable to:

        o bank accounts which utilize commercial paper investments were used during 1999; and

        o an increase in processing and other resident fees for the six month period ended June 30, 1999 resulting from increasing occupancy.

The increase in rental property operations and assisted living operating expenses is attributable to:

        o increased occupancy of Villa Las Posas as the community was in the lease-up phase during 1998;

        o staffing requirements related to increased assisted living services provided;

        o       increased salaries of staff; offset by

        o decrease in rent due to sale of three apartment projects on February 19, 1999.

Minority interest and property taxes remained constant between periods.

The decrease in interest expense is related to the buyer's assumption of the notes payable for the three senior apartments sold on February 19, 1999.

The decrease in depreciation and amortization expense is related to sale of the three senior apartments and the elimination of amortization of start-up costs due to the adoption of SOP 98-5 which required us to write-off all capitalized start-up costs in the first quarter 1999.

Cumulative effect of change in accounting principle is a result of the adoption of SOP 98-5 which requires that costs of start-up activities and organizational costs be expensed as incurred.

                                         For the Three Months
                                            Ended June 30,
                                         --------------------
(DOLLARS IN MILLIONS)                                            Increase/
                                           1999         1998     (decrease)
                                          -----        -----     ---------
Revenue:
  Rent ..............................     $ 1.7        $ 2.0       (16.7)%
  Assisted living ...................       0.2          0.2         9.8%
  Interest and other revenue ........       0.2          0.2        42.4%
                                          -----        -----       -----
          Total revenue .............       2.1          2.4       (10.6)%
                                          -----        -----       -----
Costs and expenses:
  Rental property operations ........       1.0          1.1        (2.2)%
  Assisted living ...................       0.1          0.1        38.9%
  General and administrative ........       0.1          0.1       (22.6)%
  Depreciation and amortization .. ..       0.2          0.4       (39.1)%
  Property taxes ....................       0.1          0.1       (18.7)%

  Interest ..........................       0.3           .5       (34.8)%
  Minority interest in operations ...       0.0          0.0        (1.6)%
                                          -----        -----       -----
          Total costs and expenses ..       1.9          2.3       (25.9)%
                                          -----        -----       -----
          Operating income ..........       0.2          0.1        50.0%
Net loss on sale of property ........      (0.2)          --       100.0%
                                          -----        -----       -----
           Net income ...............     $ 0.0        $ 0.1       100.0%
                                          =====        =====       =====

The decrease in rental revenue is attributable to:

        o no rent for the second quarter of 1999 from the senior apartments due to the sale of the three apartment projects on February 19, 1999; offset by:

        o average occupancy for our assisted living communities increased to 92% for the three month period ended June 30, 1999 compared to 91.8% for the three month period ended June 30, 1998;

        o an increase in average rental rate per occupied unit to $1,629 per month for the three month period ended June 30, 1999 compared to $1,471 per month the three month period ended June 30, 1998.

The increase in assisted living revenue is attributable to an increase, noted earlier, in assisted average cost from $654 for the three month period ended June 30, 1998 compared with $757 for the three month period ended June 30, 1999.

The increase in interest and other revenue is attributable to:

        o bank accounts which utilize commercial paper investments were used during 1999; and

        o an increase in processing and other resident fees for the six month period ended June 30, 1999 resulting from increasing resident inquiries.

The increase in rental property operations and assisted living operating expenses is attributable to:

        o increased occupancy of Villa Las Posas as the community was in the lease-up phase during 1998;

        o staffing requirements related to increased assisted living services provided;

        o       increased salaries of staff;

        o decrease in lease expense due to sale of three apartment projects on February 19, 1999.

Minority interest and property taxes remained constant between periods.

The decrease in interest expense is related to the buyer's assumption of the notes payable for the three senior apartments sold on February 19, 1999.

The decrease in depreciation and amortization expense is related to sale of the three senior apartments and the elimination of amortization of start-up costs due to the adoption of SOP 98-5 which required us to write-off all capitalized start-up costs in the first quarter 1999.

The loss of sale of property of $0.2 million is attributable to the brokerage fee for the loan assumption in the first quarter of 1999 not paid until the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

We expect that the cash to be generated from operations of all our properties will be adequate to pay operating expenses, fund necessary capital improvements, meet required principal payments of debt and pay quarterly distributions. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

During the six month period ended June 30, 1999, cash used in operating activities decreased to $0.1 million compared to cash provided by operating activities of $1.7 million for the corresponding period in 1998. The decrease was due to payables and accrued expense reductions.

During the six month period ended June 30, 1999, our net cash provided by investing activities was $3.9 million compared to cash used in investing activities of $1.2 million for the corresponding period in 1998. The increase was primarily a result of the sale of the three senior apartment projects.

During the six month period ended June 30, 1999, our net cash provided by financing activities was $1.4 million compared to $0.1 million for the corresponding period in 1998.

        o Cash provided by proceeds from refinancing of two properties in June 1999;

        o Collection of $2.8 million receivable from the sale of apartments in the first quarter 1999; offset somewhat by

        o Distribution of the sale proceeds from the senior apartment sale to the partners.

We anticipate spending approximately $400,000 for capital expenditures during 1999 for physical improvements at our communities. Funds for these improvements are expected to be available from operations.

We are not aware of any trends, other than national economic conditions which have had, or which may be reasonably expected to have, a material favorable or unfavorable impact on the revenues or income from the operations or sale of properties. We believe that if the inflation rate increases. We will be able to pass the subsequent increase in operating expenses onto the residents of the communities by way of higher rental and assisted living rates. The implementation of price increases is intended to lead to an increase in revenue however, those increases may result in an initial decline in occupancy and/or a delay in increasing occupancy. If this occurs, revenues may remain constant or even decline.

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

Program

Our program is focused on the following three main projects:

        o information technology infrastructure -- all of our hardware and software systems;

        o community maintenance -- community specific systems, including alarms (security, fire and emergency call), elevator, phone, HVAC, and other systems; and

        o       third party suppliers/vendors.

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

 Costs

We have successfully converted our accounting to a Year 2000 compliant system. And, we expect to implement the other changes necessary to address our Year 2000 Issues. We do not believe that the cost of such actions will have a material adverse effect on our financial position, results of operations or liquidity. We are currently unable to assess the costs to remediate any Year 2000 Issues that may result from the assessment.

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

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

Exhibit 10.1 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns III, LLC

Exhibit 10.2 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns III, LLC (1)

Exhibit 10.14 Letter Agreement as to the Loans in the aggregate amount of $13,382,200 from Banc One Capital Funding Corporation to Retirements Inns III


Exhibit 10.16   Note and Agreement as to Retirement Inns III, LLC

Exhibit 27      Financial Data Schedule

-------------
(1) Pursuant to instruction number 2 of Item 601 of Regulation S-K, this document has not been filed as an exhibit. See Schedule I to Exhibit 10.1 which sets forth the material details in which this document differs from the document filed as Exhibit 10.1.

B.       REPORTS OF FORM 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES III,
A CALIFORNIA LIMITED PARTNERSHIP

    By:  ARV Assisted Living, Inc.,
         a Delaware Corporation
         (Managing General Partner)

         By: /s/ Douglas M. Pasquale
             --------------------------------------
             Douglas M. Pasquale
             President, Chief Executive Officer and
             Director of ARV Assisted Living, Inc.

             Date:   August 12, 1999

    By:  /s/ Abdo H. Khoury
         ------------------------------------------
         Abdo H. Khoury
         Senior Vice President, Chief Financial
         Officer of ARV Assisted Living, Inc.

         Date:  August 12, 1999