Form 10-Q
period 1999-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 1999-11-12
CIK 853274

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER: 0-26470

                           AMERICAN RETIREMENT VILLAS
                              PROPERTIES III, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                                  33-365417
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS


                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  1999              1998
                                                              -------------     ------------
Properties, at cost:
  Land                                                          $  2,224          $  4,674
  Buildings and improvements, less accumulated
    depreciation of $2,651 and $5,177 at September 30,
    1999 and December 31, 1998, respectively                      12,901            23,669
  Furniture, fixtures and equipment, less accumulated
    depreciation of $495 and $395 at September 30, 1999
    and December 31, 1998, respectively                              776               874
                                                                --------          --------
               Net properties                                     15,901            29,217
Cash                                                               2,361             1,900
Restricted cash                                                      166               162
Other assets                                                         758               400
                                                                --------          --------
                                                                $ 19,186          $ 31,679
                                                                ========          ========

                        LIABILITIES AND PARTNERS' CAPITAL

Notes payable to banks                                          $ 15,684          $ 23,072
Accounts payable                                                     121               677
Accrued expenses                                                     560               441
Amounts payable to affiliate                                         217               122
Distributions payable to Partners                                    208               399
                                                                --------          --------
               Total liabilities                                  16,790            24,711
                                                                --------          --------

Commitments and contingencies

Minority interest                                                    108                95
                                                                --------          --------

Partners' capital (deficit):
  General partners' deficit                                         (136)              (90)
  Limited partners' capital, 18,666 units outstanding              2,424             6,963
                                                                --------          --------
               Total partners' capital                             2,288             6,873
                                                                --------          --------
                                                                $ 19,186          $ 31,679
                                                                ========          ========


          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                        (In thousands, except unit data)


                                                      THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------       -------------------------------
                                                          1999                1998              1999                1998
                                                         -------             ------            -------             ------
REVENUES:
Rent ............................................        $ 1,704             $2,112            $ 5,313             $6,007
Assisted living .................................            234                257                753                705
Interest and other ..............................             89                131                399                337
                                                         -------             ------            -------             ------
         Total revenues .........................          2,027              2,500              6,465              7,049
                                                         -------             ------            -------             ------

COSTS AND EXPENSES:
Rental property operations ......................          1,090              1,176              3,242              3,198
Assisted living .................................            132                 94                380                270
Depreciation and amortization ...................            279                359                798              1,074
Interest ........................................            384                501              1,119              1,469
General and administrative ......................            101                135                332                415
Property taxes ..................................             57                 84                195                224
Advertising .....................................             21                 34                 64                 84
Minority interest ...............................             43                 46                130                118
                                                         -------             ------            -------             ------
         Total costs and expenses ...............          2,107              2,429              6,260              6,852
                                                         -------             ------            -------             ------
Operating income (loss) .........................            (80)                71                205                197
Gain on sale of properties ......................             --                 --              4,562                 --
                                                         -------             ------            -------             ------
Net income (loss) before cumulative effect of
  change in accounting principle ................            (80)                71              4,767                197
                                                         -------             ------            -------             ------
Cumulative effect of change in accounting
  principle .....................................             --                 --                (96)                --
                                                         -------             ------            -------             ------

Net income (loss) ...............................        $   (80)            $   71            $ 4,671             $  197
                                                         =======             ======            =======             ======

Net income (loss) per limited partner unit ......        $ (4.29)            $ 3.78            $250.24             $10.47
                                                         =======             ======            =======             ======



          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                                                 FOR THE NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                              -------------------------
                                                                                1999             1998
                                                                              --------          -------
Cash flows from operating activities:
  Net income ............................................................     $  4,671          $   197
  Adjustments to reconcile net income to net cash provided by
    Operating activities:
      Depreciation and amortization .....................................          798            1,074
      Gain on sale of properties ........................................       (4,562)
      Cumulative effect of change in accounting principle ...............           96
      Interest expense on notes payable to bank added to principal ......           --               74
      Change in assets and liabilities:
        Increase in restricted cash .....................................           (4)              (7)
        Increase in other assets ........................................         (660)            (325)
        Decrease in accounts payable and accrued expenses ...............         (436)            (239)
        Increase in amounts payable to affiliates, net ..................           95              564
        Increase in minority interest ...................................           13               17
                                                                              --------          -------
            Net cash provided by operating activities ...................           11            1,355
                                                                              --------          -------

Cash flows used in investing activities:
  Improvements and building construction ................................           --             (841)
  Proceeds from sale of properties ......................................        3,962               --
  Additions to furniture, fixtures and equipment, net ...................          (47)            (350)
                                                                              --------          -------
            Net cash provided by (used in) investing activities .........        3,915           (1,191)
                                                                              --------          -------

Cash flows from financing activities:
  Proceeds from notes payable ...........................................       13,361            2,429
  Principal repayments on notes payable to banks and others .............      (10,144)            (242)
  Interest rate lock fees paid in connection with refinancing ...........           --             (706)
  Proceeds from note receivable .........................................        2,765               --
  Distributions paid ....................................................       (9,447)            (587)
                                                                              --------          -------
            Net cash provided by (used in) financing activities .........       (3,465)             894
                                                                              --------          -------

Net increase in cash ....................................................          461            1,058
Cash at beginning of period .............................................        1,900            1,086
                                                                              --------          -------
Cash at end of period ...................................................     $  2,361          $ 2,144
                                                                              ========          =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ..............................     $  1,090          $ 1,463
                                                                              ========          =======

Supplemental schedule of non-cash investing and financing activities:
  Notes payable assumed by the buyer of the senior apartments ...........     $ 10,605          $    --
                                                                              ========          =======


          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 1999


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

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and our subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

In preparing the financial statements conforming with GAAP, we have made estimates and assumptions that affect the following:

     - Reported amount of assets and liabilities at the date of the financial statements;

     - Disclosure of contingent assets and liabilities at the date of the financial statements; and

     -  Reported amounts of revenues and expenses during the reporting period.

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

(2) TRANSACTIONS WITH AFFILIATES

The Partnership has an agreement with ARV Assisted Living, Inc., the Partnership's Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $ 123,000 and $ 315,000, for the three-month and the nine-month periods ended September 30, 1999, respectively. Additionally, a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement, amounted to $ 49,000 and $ 116,000 for the three-month and the nine-month periods ended September 30, 1999, respectively.

(3) SALE OF SENIOR APARTMENT PROJECTS

On February 19, 1999 we sold the three senior apartment projects for approximately $17.4 million, net of costs. In connection with the sale, we received cash of approximately $4.0 million, $2.8 million in notes receivable paid in June, and assumption of mortgage balances of approximately $10.6 million by the buyer.

(4) NOTES PAYABLE

On June 28, 1999, we obtained financing from Banc One for $13.2 million on two owned communities. As part of the loan requirements, we created a wholly owned subsidiary Retirement Inns III, LLC. The loan is for 24 months and is secured by the various properties; in addition, ARV Assisted Living, Inc our managing General Partner is a guarantor on the loan for fraud, material misrepresentation and certain covenants. The loan term is for 24 months with a lender option to extend for 10 years. The interest rate is 9.15% and the payments are based upon a 25 year principal and interest amortization schedule.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                                    For the Nine Months
                                                                    Ended September 30,
          (DOLLARS IN MILLIONS)                                                            Increase/
                                                                     1999        1998      (decrease)
                                                                    ---------------------------------
          Revenue:
            Rent ................................................   $  5.3      $  6.0        (11.6)%
            Assisted living .....................................      0.8         0.7          6.8%
            Interest and other revenue ..........................      0.4         0.3         18.6%
                                                                    ------      ------       ------
                    Total revenue ...............................      6.5         7.0         (8.3)%
                                                                    ------      ------       ------
          Costs and expenses:
            Rental property operations ..........................      3.3         3.2          1.4%
            Assisted living .....................................      0.4         0.3         40.8%
            General and administrative ..........................      0.3         0.4        (20.0)%
            Depreciation and amortization .......................      0.8         1.1        (25.7)%
            Property taxes ......................................      0.2         0.2        (13.3)%
            Advertising .........................................      0.1         0.0        (23.5)%
            Interest ............................................      1.1         1.5        (23.8)%
            Minority interest in operations .....................      0.1         0.1          9.4%
                                                                    ------      ------       ------
                    Total costs and expenses ....................      6.3         6.8         (8.6)%
                                                                    ------      ------       ------
                    Operating income ............................      0.2         0.2          4.2%
          Net profit on sale of property ........................      4.6          --        100.0%
                                                                    ------      ------       ------
          Net income before cumulative effect of change in
            accounting principle ................................      4.8         0.2          2314%
          Cumulative effect of change in accounting principle ...     (0.1)         --       (100.0)%
                                                                    ------      ------       ------
                     Net income .................................   $  4.7      $  0.2         2265%
                                                                    ======      ======       ======


The decrease in rental revenue is attributable to:

     - only one and a half months of rent from the senior apartments in 1999 which were sold on February 19, 1999; offset by

     - average occupancy for our assisted living communities increased to 93.6% for the nine month period ended September 30, 1999 compared to 91.4% for the nine month period ended September 30, 1998; and

     - an increase in average rental rate per occupied unit to $1,567 for the nine month period ended September 30, 1999 compared to $1,367 the nine month period ended September 30, 1998;

The increase in assisted living revenue is attributable to an increase in assisted living average rates from $652 for the nine month period ended September 30, 1998 compared with $684 for the nine month period ended September 30, 1999.

The increase in interest and other revenue is attributable to:

     -  investments of excess cash during 1999; and

     - an increase in processing and other resident fees for the nine month period ended September 30, 1999 resulting from increasing occupancy.

The increase in rental property operations expenses are attributed to:

     - increased occupancy of Villa Las Posas as the community was in the lease-up phase during 1998;

     - staffing requirements related to increased assisted living services provided;

     -  increased wages of staff to remain market competitive; and

     -  increased advertising to increase occupancy; offset by

     - only one and a half months of rent expense from senior apartments in 1999 which were sold February 19, 1999.

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

The decrease in general and administrative expense is due to a cost cutting measures.

Minority interest and property taxes remained constant between periods.

Cumulative effect of change in accounting principle is a result of the adoption of SOP 98-5 which requires that costs of start-up activities and organizational costs be expensed as incurred.

                                                   For the Three Months
                                                   Ended September 30,
          (DOLLARS IN MILLIONS)                                          Increase/
                                                    1999        1998     (decrease)
                                                    -------------------------------
          Revenue:
            Rent ...............................    $ 1.7       $ 2.1       (19.3)%
            Assisted living ....................      0.2         0.3        (8.6)%
            Interest and other revenue .........      0.1         0.1       (32.3)%
                                                    -----       -----      ------
                    Total revenue ..............      2.0         2.5       (18.9)%
                                                    -----       -----      ------
          Costs and expenses:
            Rental property operations .........      1.1         1.2        (7.3)%
            Assisted living ....................      0.1         0.1        39.9%
            General and administrative .........      0.1         0.1       (25.1)%
            Depreciation and amortization ......      0.3         0.4       (22.3)%
            Property taxes .....................      0.1         0.1       (31.8)%
            Interest ...........................      0.4         0.5       (23.4)%
            Minority interest in operations ....      0.0         0.0        (7.4)%
                                                    -----       -----      ------
                    Total costs and expenses ...      2.1         2.4       (13.2)%
                                                    -----       -----      ------
                     Net income ................    $(0.1)      $ 0.1      (212.4)%
                                                    =====       =====      ======

The decrease in rental revenue is attributable to:

     - no rental income for the third quarter of 1999 from the senior apartments due to the sale of the three apartment projects on February 19, 1999;

     - average occupancy for our assisted living communities decreased to 94.1% for the three month period ended September 30, 1999 compared to 97.4% for the three month period ended September 30, 1998; offset by

     - an increase in average rental rate per occupied unit to $1,612 for the three month period ended September 30, 1999 compared to $1,391 the three month period ended September 30, 1998.

The decrease in assisted living revenue is attributable to occupancy decreases noted earlier offset somewhat by assisted living average rents from $650 for the three month period ended September 30, 1998 compared with $651 for the three month period ended September 30, 1999.

The increase in interest and other revenue is attributable to:

     -  investments of excess cash during 1999; and

     - an increase in processing and other resident fees for the three month period ended September 30, 1999 resulting from increasing resident applications.

The decrease in rental property operations and assisted living operating expenses is attributable to:

     - only one and a half months of rent from senior apartments in 1999 which were sold February 19, 1999; offset by

     - increased occupancy of Villa Las Posas as the community was in the lease-up phase during 1998;

     - staffing requirements related to increased assisted living services provided; and

     -  increased salaries of staff.

Minority interest and property taxes remained relatively constant between periods.

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

During the nine month period ended September 30, 1999, cash provided by operating activities at approximately breakeven compared to cash provided by operating activities of $1.4 million for the corresponding period in 1998.

During the nine month period ended September 30, 1999, our net cash provided by investing activities was $3.9 million compared to cash used in investing activities of $1.2 million for the corresponding period in 1998. The increase was primarily a result of proceeds from the sale of the three senior apartment projects.

During the nine month period ended September 30, 1999, our net cash used in financing activities was $3.4 million compared to $0.9 cash provided by financing activities for the corresponding period in 1998 which is attributable to:

     - distributions to partners of $9.4 million primarily from sale proceeds from the senior apartment sale; and

     -  repayment on notes of $10.1 million; offset by

     - cash provided by proceeds from refinancing of two properties in September 1999; and

     - collection of $2.8 million receivable from the sale of apartments in the first quarter 1999.

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

YEAR 2000 ISSUE

We use certain computer programs that were written using two digits rather than four to define the year. As a result, those programs may recognize a date using "00" as the year 1900 rather than the year 2000. In the event this occurs with any of the Company's computer programs, a system failure or miscalculation causing disruptions of operations could occur. Such a failure could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. We have developed a comprehensive program to test and modify our information technology to address the Year 2000 issue. We believe that our program is on schedule for completion by the end of 1999, and that there will be no material impact on our business, results of operations, financial position or liquidity as a result of Year 2000 issues.

Our program is focused on the following three main projects:

     -  Information technology infrastructure; all hardware and software systems

     - Community maintenance; community specific systems, including alarms (security, fire and emergency call), elevator, phone, HVAC, and other systems; and

     -  Third-party supplier/vendors.

For each of the above components, we have addressed or are addressing the Year 2000 issues in the following six phases:

     -  Conducted inventory of systems with potential Year 2000 issues;

     -  Assigned priorities to systems identified with Year 2000 issues;

     -  Assessed items which may have a material effect on our operations;

     -  Testing items assessed as material;

     -  Replacing or repairing material non-compliant items, and;

     -  Designing and implementing business continuation plans.

We have received communications from third-party providers of our administrative services, as well as our significant suppliers of services and products to determine the extent to which we are vulnerable to those parties' failures to remediate their own Year 2000 issues. We do not presently believe that third-party Year 2000 issues will have a material adverse effect on us. However, there can be no guarantee that the systems of other companies on which our operations or systems rely will be remedied on a timely basis or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on us.

We have completed our conversion to an accounting system that is Year 2000 compliant. In addition, we have completed an assessment of our computer systems and software and have substantially completed necessary modifications or replacements to existing hardware and software and believe Year 2000 issues should not have a material adverse effect on our operations. Testing and live use has taken place and will continue throughout the remainder of 1999. Any additional modifications found necessary will be made during the fourth quarter of 1999.

We have developed the following contingency plans to cover potential business disruptions:

     - check processing - manual processing procedures have been set up and manual checks are on hand at our offices.

     - food supplies for communities - in addition to the normal food supplies typically at the communities we will have an additional week of non-perishable food at the communities.

     - water supplies - supplies will be increased to include an extra 72 hours of water over and above the state licensing requirements.

     - medication supplies - for those clients whose medications are managed by the Company, we will attempt to have a 30-day supply of prescriptions at the communities. In addition, we will also have a second pharmacy available as a backup.

     - cold weather contingency - in the event of a heat outage, supplies of blankets have been increased.

     -  waste disposal - alternate means of disposal have been arranged.

In addition to the above contingency plans we have completed Year 2000 awareness classes at all communities for both the residents and employees. Emergency plans have been updated to include Year 2000 issues and we are holding drills and training for all employees. The total cost our Year 2000 plan is difficult to estimate due to the use of employees to perform additional tasks but we estimate the cost to be in the $0.1-$0.2 million range. Many of the costs are in replacement of computer systems that have been capitalized in fixed assets.

Facilities, including fire and life safety, phone systems, air conditioning and heating, elevators and other building systems are in the process of being tested per the manufacturers' instructions. If the manufacturer is unable to provide testing instructions, we are in the process of seeking a letter of Year 2000 compliance from the manufacturer.

We expect to successfully implement any other additional changes necessary to address our Year 2000 issues, and do not believe that the cost of such actions will have a material adverse effect on our financial position, results of operations or liquidity.

We believe that our Year 2000 program has been substantially completed. Our program is based on a number of factors and assumptions including the accuracy and completeness of responses to our inquiries. Our Year 2000 plan could be adversely impacted if any of the factors and assumptions are incorrect. The failure to correct a material Year 2000 issue could result in an interruption in our normal business operations.

IMPACT OF INFLATION AND CHANGING PRICES

Operating revenue from ALCs and management fees from apartment communities we operated are the primary sources of our revenue. These properties financial performance are affected by rental rates, which are highly dependent upon market conditions and the competitive environment where the facilities are located. Employee compensation is the principal cost element of property operations. Historically, we have offset the effects of inflation on salaries and other operating expenses by increasing rental and assisted living rates, although there can be no assurance that this trend will continue. The implementation of price increases is intended to lead to an increase in revenue; however, rental rate increases may result in an initial decline in occupancy and/or a delay in increasing occupancy. If this occurs, revenues may remain constant or even decline.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit 27              Financial Data Schedule

(b) REPORTS ON FORM 8-K.

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES III,
A CALIFORNIA LIMITED PARTNERSHIP

    By:  ARV Assisted Living, Inc.,
         a Delaware Corporation
         (Managing General Partner)

         By:  /s/ Douglas M. Pasquale
              ------------------------------------------
                  Douglas M. Pasquale
                  President, Chief Executive Officer and
                  Director of ARV Assisted Living, Inc.
                  (duly authorized officer)

                  Date: November 12, 1999

         By:  /s/ Abdo H. Khoury
              ------------------------------------------
                  Abdo H. Khoury
                  Senior Vice President, Chief Financial
                  Officer of ARV Assisted Living, Inc.
                  (principle financial officer)

                  Date:  November 12, 1999

                                 EXHIBIT INDEX

Exhibit
Number                          Description
-------                         -----------

27                         Financial Data Schedule