Form 10-K405
period 1999-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 2000-03-30
CIK 853274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER: 0-26470
                                ----------------

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                        33-0365417
       (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

           245 FISCHER AVENUE, SUITE D-1               92626
              COSTA MESA, CALIFORNIA                 (ZIP CODE)
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                ----------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 751-7400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                 TITLE OF CLASS
                          UNITS OF LIMITED PARTNERSHIP
                                ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

   The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $18,666,480 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's units are assumed to be affiliates). The number of Units outstanding as of March 25, 2000 was 18,666.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                        A CALIFORNIA LIMITED PARTNERSHIP

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                                                     PAGE
                                                                     ----
PART I

Item 1:     Business............................................        3
Item 2:     Properties..........................................        8
Item 3:     Legal Proceedings...................................        9
Item 4:     Submission of Matters to a Vote of Unit Holders.....        9

PART II

Item 5:     Market for Registrant's Common Equity and
            Related Unit Holders Matters........................       10
Item 6:     Selected Financial Data.............................       10
Item 7:     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.......       10
Item 7a:    Quantitative and Qualitative Disclosures About
            Market Risk.........................................       13
Item 8:     Financial Statements and Supplementary Data.........       13
Item 9:     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.................       13

PART III

Item 10:    Directors and Executive Officers of the Registrant..       14
Item 11:    Executive Compensation.............................        15
Item 12:    Security Ownership of Certain Beneficial Owners
            and Management......................................       16
Item 13:    Certain Relationships and Related Transactions......       16

PART IV

Item 14:    Exhibits and Financial Statement Schedules,
            and Reports on Form 8-K.............................       17

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     American Retirement Villas Properties III, L.P. ("ARVP III"), is the owner and operator of three assisted living communities, which house and provide personal care and support services to senior residents, and previously owned three senior apartment complexes in California and Arizona. The three assisted living communities currently in operation are located in California and Arizona and contain an aggregate of 379 units. During the fourth Quarter of 1998, we decided to sell our three senior apartments and on February 19, 1999, we sold the projects for approximately $17.9 million.

     ARVP III is a California limited partnership that was formed in June of 1989 to develop, finance, acquire and operate senior citizen housing. The general partners are: ARV Assisted Living, Inc. ("ARVAL"), which serves as the Managing General Partner, Gary L. Davidson, John A. Booty, John S. Jason, Tony Rota, and David P. Collins (collectively known as "General Partners"). Our General Partners make all decisions concerning property acquisitions and will make all decisions concerning dispositions of the communities, subject to the limited partners' rights to approve or disapprove of the sale of substantially all of our assets.

     On September 15, 1989, we began offering a total of 35,000 units at $1,000 per unit. The offering terminated on October 31, 1992 and we realized gross offering proceeds of $18,665,000. In January and March of 1993, we repurchased and effectively retired 10 units for $8,500 and 3 units for $2,550, from Limited Partners. During 1993, we applied for and earned block grants totaling a gross amount of approximately $1,081,000 allocated to two of our properties. Total grant funds received amounted to approximately $1,059,000. All of the proceeds from the Offering and a portion of the proceeds from the block grants were allocated to, and spent on properties, which we either own outright or through our interest as managing general partner that holds title to the respective property.

     Although the expiration of the minimum holding period (stipulated in the offering memorandum as five to seven years) is approaching for certain Assisted Living Communities ("ALCs"), there is no definite plan to sell any ALCs in accordance with a timetable. Any determination regarding sale will be dependent upon the current and projected operating performance, our needs, the availability of buyers and buyers' financing and, in general, the relative merits of continued operation as opposed to sale. On any sale, we may accept purchase money obligations, unsecured or secured by mortgages as payment, depending upon then prevailing economic conditions that are customary in the area in which the property is located, credit of the buyer and available financing alternatives. (See ITEM 2, "Promissory notes resulting from the sale of Heritage Pointe Claremont") In such event, full distribution to the Partners may be delayed until the notes are paid at maturity, sold, refinanced or otherwise liquidated.

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

OUR ASSISTED LIVING SERVICES

   We provide services and care which are designed to meet the individual needs of our residents. The services provided are designed to enhance both the physical and mental wellbeing of seniors in each of our ALCs by promoting their independence and dignity in a home-like setting. Our assisted living program includes the following:

- Personalized Care Plan. The focus of our strategy is to meet the specific needs of each resident. We customize our services beginning with the admissions process when the ALC's management staff, the resident, the resident's family, and the resident's physician discuss the resident's needs and develop a "personalized" care plan. If recommended by the resident's physician, additional health care or medical services may be provided at the community by a third party home health care agency or other medical provider. The care plan is reviewed and modified on a regular basis.

- Basic Service and Care Package. The basic service and care package at our ALCs generally include:

     -    meals in a restaurant-style setting;

     -    housekeeping;

     -    linen and laundry service;

     -    social and recreational programs;

     -    utilities; and

     -    transportation in a van or minibus.

          Other care services can be provided under the basic package based upon the individual's personalized health care plan. Our policy is to charge base rents that are competitive with similar ALCs in the local market.

- Additional Services. Our assisted living services program offers additional levels of care beyond what is offered in the basic package. The level of care a resident receives is determined through an assessment of a resident's physical and mental health which is conducted by the community's assisted living director, with input from other staff members. The six-tiered rate structure is based on a point system. We assign points to the various care tasks required by the resident, based on the amount of staff time and expertise needed to accomplish the tasks. The point scale and pricing are part of the admissions agreement between the community, the resident and the resident's family. The community performs reassessments after the initial 30 days and periodically throughout the resident's stay to ensure that the level of care we provide corresponds to changes in a resident's condition. The types of services included in the assessment point calculation are:

     -    Medication management;

     -    Assistance with dressing and grooming;

     -    Assistance with showering;

     -    Assistance with continence;

     -    Escort services;

     - Status checks related to a recent hospitalization, illness, history of falls, etc;

     -    Help with psychosocial needs, such as memory deficit or depression;

     -    Special nutritional needs and assistance with eating.

          In addition to the above services, we provide other levels of assistance to residents at selected ALCs in order to meet individual needs, such as catheter, colostomy and ileosotomy care, minor wound care needs and light to moderate transferring needs. Specially trained staff provide personalized care, specialized activity programs and oversee the medication regimens.

     In addition to the base rent, we typically charge between $375 and $1,375 per month plus additional charges for higher levels of assisted living services. Fee levels vary from community to community and we may charge additional fees for other specialized assisted living services. We expect that an increasing number of residents will use additional levels of services as they age in our ALCs. Our internal growth plan is focused on increasing revenue by continuing to improve our ability to provide residents with these services.

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

   Wellness Program. We have implemented a Wellness Program for residents of our communities designed to identify and respond to changes in a resident's health or condition. Together with the resident and the resident's family and physician, as appropriate, we design a solution to fit that resident's particular needs. We monitor the physical and mental well being of our residents, usually at meals and other activities, and informally as the staff performs services around the facility. Through the Wellness Program we work with:

     - home health care agencies to provide services the community cannot provide;

     - physical and occupational therapists to provide services to residents in need of such therapy; and

     - long-term care pharmacies to facilitate cost-effective and reliable ordering and distribution of medications.

     We arrange for these services to be provided to residents as needed in consultation with their physicians and families. At the present time, all our ALCs have a comprehensive Wellness Program.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

     Our business, results of operations and financial condition are subject to many risks, including those set forth below. Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, our performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We have made forward-looking statements in this report concerning, among other things, the level of future capital expenditures. These statements are only predictions, however; actual events or results may differ materially as a result of risks facing us. These risks include, but are not limited to, those items discussed below. Certain of these factors are discussed in more detail elsewhere in this report, including without limitation under the captions "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

COMPETITION

     The health care industry is highly competitive and we expect that the assisted living business, in particular, will become more competitive in the future. Sources of competition include:

     -    family members providing care at home;

     - numerous local, regional and national providers of assisted living and long-term care whose facilities and services range from home-based health care to skilled nursing facilities; and

     -    acute care hospitals.

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

     SSI Payments. A portion of our revenue comes from residents who receive SSI payments. Approximately 1% of our residents are on SSI programs. Revenue from these residents is generally lower than the amounts we receive from our other residents and could be subject to payment delay. We cannot assure that our percentage of revenue received from SSI will not increase, or that the amounts paid by SSI programs will not be further limited. In addition, if we were to become a provider of services under the Medicaid program, we would be subject to Medicaid regulations designed to limit fraud and abuse. Violations of these regulations could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

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

Obtaining Residents and Maintaining Rates. As of December 31, 1999, our ALCs had a combined occupancy rate of 99.5%. Occupancy may drop in our existing ALCs, primarily due to:

     -    changes in the health of residents;

     - increased competition from other assisted living providers, particularly those offering newer ALCs;

     -    the reassessment of residents' physical and cognitive state.

     -

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

     General Real Estate Risks. The performance of our ALCs is influenced by factors affecting real estate investments, including the general economic climate. Other real estate risks include:

     - an oversupply of, or a reduction in demand for, ALCs in a particular market;

     -    the attractiveness of properties to residents;

     - zoning, rent control, environmental quality regulations or other regulatory restrictions;

     -    competition from other forms of housing;

     -    our ability to provide adequate maintenance and insurance;

     - our ability to control operating costs, including maintenance, insurance premiums and real estate taxes.

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

Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of the removal or remediation of certain hazardous or toxic substances. These include, without limitation, asbestos-containing materials which could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knows of, or is responsible for, the presence of the hazardous or toxic substances. When we acquire land for development or existing facilities, we typically obtain environmental reports on the properties as part of our due diligence in order to lessen our risk of exposure. Nonetheless, the costs of any required remediation or removal of these substances could be substantial. The owner's liability is generally not limited under such laws and regulations and could exceed the value of the property and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Under these laws and regulations, an owner, operator, or any entity that arranges for the disposal of hazardous or toxic substances at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site.

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

ITEM 2. PROPERTIES

     The following table sets forth, as of December 31, 1999 the location, the date on which operations commenced, number of units, and our interest in the Assisted Living Communities.

                                                           COMMENCED
        COMMUNITY                       LOCATION           OPERATIONS    UNITS   INTEREST
        Bradford Square               Placentia, CA              1992      92    Fee Owned
        Chandler Villas               Chandler, AZ               1992     164    Fee Owned
        Villa Las Posas               Camarillo, CA           1997(a)     123    Fee Owned

(a)  Commenced operations in December 1997.

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

     Upon the receipt of the principal and interest payment from CSP in April 1996, a sufficient investment as defined by Statements of Financial Accounting Standards Board No. 66 was made and the sale was recognized. As CSP's excess cash flows do not currently exceed the interest payment requirements, SFAS 66 requires profit on the sale to be recognized under the cost recovery method as payments are received on the notes. During 1999, we received interest payments totaling $54,600 on these notes.

ITEM 3. LEGAL PROCEEDINGS

     On June 15, 1999, six California limited partnerships of which the Company is the managing general partner and a majority limited partner - American Retirement Villas Properties II, American Retirement Villias Properties III, Casa Bonita Fullerton, Ltd., Collwood Knolls, L.P., and San Gabriel Retirement Villa, L.P. (the "ARV Partnerships") - filed an action in the Superior Court for the State of California, County of Orange, seeking a declaratory judgment and damages for breach of contract, promissory estoppel, fraud and negligent mispresentation against PRN Mortgage Capital, L.L.C. and Red Mountain Funding, L.L.C. ("Defendants").

     The parties are in the initial states of discovery. Defendants have not filed a counter-claim, but have threatened in verbal communications to seek payment by the ARV Partnerships of certain loan commitment fees allegedly owed to Defendants. The ARV Partnerships believe that they have substantial and meritorious defenses to the counter-claims threatened by Defendants.

     There are various legal proceedings pending to which we are a party, or to which some of our properties are subject, arising in the normal course of business. We do not believe the ultimate resolution of those proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     No matters were submitted to Unit Holders in the fourth quarter of the fiscal year.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

     There is no established public trading market for the Registrant's securities.

     As of December 31, 1999, there were approximately 1,759 Unit Holders of record owning 18,666 units. For the years ended December 31, 1999, 1998 and 1997, we made distributions of $516.40 per unit, $68.75 per unit and $0.0 per unit, respectively. Distributions for 1999 represent a distribution of earnings of $255.36 and a return of capital of $261.04. All of the distributions during 1998 represented a return of capital to the Unit Holders.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents financial data for each of the last five years. Certain of this financial data has been derived from our audited financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with "Management's Discussion and Analysis of Financial Condition Results of Operations" at Item 7. This table is not covered by the Independent Auditors' Report.

                                                   1999              1998               1997              1996              1995
                                                   ----              ----               ----              ----              ----
                                                                         ( In thousands, except unit data)
Revenues                                        $  8,645          $  9,490           $  6,333          $  6,140          $  6,095
Net Income (Loss)                                  4,767              (378)               229               483              (464)
Net Income (Loss) (per Limited Partner            255.36            (20.06)             12.27             25.63            (24.62)
   Unit)
Total Assets                                      18,786            31,679             31,241            25,300            32,794
Partners' Capital                                  2,000             6,873              8,547             8,318             8,307
Notes Payable to banks and others                 15,665            23,072             20,889            16,023            20,746
Distributions of Earnings (per Limited            255.36                --                 --             25.02                --
   Partner unit)
Distributions - Return of Capital (per            255.89             68.75                 --                --             15.03
   Limited Partner units)
Total Distributions (per Limited                  511.25             68.75                 --             25.02             15.03
   Partner unit)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

     We expect that the cash to be generated from the operations of all our properties will be adequate to pay operating expenses and provide distributions to the Partners. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities. For the year ended December 31, 1999, net cash provided by operating activities was $0.3 million compared to $0.6 million for the year ended December 31, 1998 and $1.4 million for the year ended December 31, 1997.

     Net cash provided by investing activities was $3.8 million for the year ended December 31, 1999 as compared to net cash used in investing activities of $0.9 million for the year ended December 31, 1998, and $6.0 million for the year ended December 31, 1997. The increase in 1999 was primarily a result of proceeds from the sale of the three senior apartment projects.

     Net cash used in financing activities was $3.8 million as compared to net cash provided by financing activities was $1.2 million for the year ended December 31, 1998 and $4.8 million for the year ended December 31, 1997. Our financing activities consisted of:

        -  proceeds from notes payable as a result of refinancing;

        -  and proceeds from notes receivable;
           offset by:

        -  principal repayments on notes payable;

        -  distributions made to partners.

     Our Managing General Partner's Board of Directors approved the refinancing of the assisted living communities in July 1998 to:

     - take advantage of lower fixed interest rates available at the time through the commercial mortgage backed security market;

     -    provide a return of equity to the limited partners; and

     -    borrow against the increased value of these properties.

     We are not aware of any trends, other than national economic conditions, which had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. We believe that if the inflation rate increases we will be able to pass the subsequent increases in operating expenses onto the residents at the properties by way of higher rental and assisted living rates. The implementation of price increases is intended to lead to an increase in revenue however, those increases may result in an initial decline in occupancy and/or a delay in increasing occupancy. If this occurs, revenues may remain constant or even decline.

CAPITAL RESOURCES

     We contemplate spending approximately $336,000 for capital expenditures during 2000 for physical improvements at our three ALCs. The funds for these improvements should be available from operations.

     There are no known material trends, favorable or unfavorable, in our capital resources, and there is no expected change in the mix of such resources.

YEAR 2000

     Our Year 2000 program, implemented worldwide under the direction of our senior management, was completed on schedule. We did not experience any significant operational issues nor did our residents experience any problems at our ALCs. The total cost of our Year 2000 program is approximately $0.1 million. We are not aware of any obligations related to damages resulting from Year 2000 issues. We do not believe that any such obligations that may arise in the future will have a material effect on our business, results of operations, financial position or liquidity.

RESULTS OF OPERATIONS

The Year Ended December 31, 1999 as compared to the Year Ended December 31, 1998

                 (DOLLARS IN MILLIONS)                                          Increase/
                                                    1999           1998         (decrease)
                                                  -------        -------         -------
Revenue:
  Assisted living community revenue               $   8.1        $   9.2           (11.0)%
  Interest and other revenue                          0.5            0.3            51.3
                                                  -------        -------         -------
          Total revenue                               8.6            9.5            (8.1)%
                                                  -------        -------         -------
Costs and expenses:
  Assisted living operating expenses                  4.8            4.8             1.8%
  General and administrative                          0.4            0.5           (24.7)%
  Depreciation and amortization                       1.1            1.4           (26.4)%
  Property taxes                                      0.2            0.4           (36.4)%
  Advertising                                         0.1            0.1           (32.1)%
  Interest                                            1.5            2.6           (41.3)%
  Minority interest in operations                     0.2            0.2             2.7%
                                                  -------        -------         -------
          Total costs and expenses                    8.3           10.0           (16.6)%
                                                  -------        -------         -------
          Operating income (loss)                     0.3           (0.5)         (158.8)%
  Cumulative effect of accounting change             (0.1)           ---           100.0%
  Net profit on sale of property                      4.6            0.1         3,296.0%
                                                  -------        -------         -------
           Net income                             $   4.8        $  (0.4)        1,360.3%
                                                  =======        =======         =======

     The decrease in assisted living community revenue is attributable to:

     - only one and one-half months of rent from the senior apartments in 1999 which were sold on February 19, 1999.

     - average occupancy for our assisted living communities decreased to 94.1% for the year ended December 31, 1999 as compared with 96.4% the year ended December 31, 1998;

     - an increase in average rental rate per occupied unit to $1,580 for the year ended December 31, 1999 as compared with $1,445 for the year ended December 31, 1998.

     The increase in interest and other revenue is attributable to investments of excess cash during 1999.

     Assisted living operating expenses remained constant.

     General and administrative costs decreased due to cost cutting-measures.

     The decrease in depreciation and amortization expense is related to sale of the three senior apartments and the elimination of amortization of start-up costs due to the adoption of SOP 98-5 which required us to write-off all capitalized start-up costs in the first quarter 1999.

     The decrease in property tax expense is related to the sale of the three senior apartments sold on February 19, 1999.

     Advertising expenses remained constant between years.

     The decrease in interest expense is related to the buyer's assumption of the notes payable for the three senior apartments sold on February 19, 1999 and the $0.6 million rate lock fee incurred in 1998.

Minority interest taxes remained constant between periods.

Cumulative effect of change in accounting principle is a result of the adoption of SOP 98-5 which requires that costs of start-up activities and organizational costs be expensed as incurred and the write-off of previously deferred and unamortized amounts.

The Year Ended December 31, 1998 as compared to the Year Ended December 31, 1997

                 (DOLLARS IN MILLIONS)                                      Increase/
                                               1998            1997         (decrease)
                                              -----           -----          -----
Revenue:
  Assisted living community revenue           $ 9.2           $ 6.2           48.0%
  Interest and other revenue                    0.3             0.1          160.7%
                                              -----           -----          -----
          Total revenue                         9.5             6.3           49.9%
                                              -----           -----          -----
Costs and expenses:
  Assisted living operating expenses            4.8             3.1           53.2%
  General and administrative                    0.5             0.5            6.0%
  Depreciation and amortization                 1.4             0.9           57.6%
  Property taxes                                0.4             0.3           48.9%
  Advertising                                   0.1             0.1           70.1%
  Interest                                      2.6             1.4           78.7%
  Minority interest in operations               0.2             0.1          112.0%
                                              -----           -----          -----
          Total costs and expenses             10.0             6.4           56.4%
                                              -----           -----          -----
          Operating loss                       (0.5)           (0.1)         739.3%
  Gain profit on sale of property               0.1             0.3          (53.8)%
                                              -----           -----          -----
           Net income (loss)                  $(0.4)          $ 0.2          (265.1)%
                                              =====           =====          =====

     The increase in assisted living community revenue is attributable to:

     - the operations of Villa Las Posas, which opened in December 1997, versus being open for the entire year of 1998;

     - the increase in average occupancy for our two stabilized ALCs to 96.4% for the year ended December 31, 1998 as compared with 95.4% the year ended December 31, 1997;

     - the increase in assisted living penetration for our two stabilized ALCs to 34.9% for the year ended December 31, 1998 compared with 32.3% for the year ended December 31, 1997; and

     - the increase in average rate per occupied unit for our two stabilized ALCs to $1,445 for the year ended December 31, 1998 as compared with $1,326 the year ended December 31, 1997.

The increase in interest and other revenue is attributable to:

     -    interest bearing bank accounts used during 1998; and

     - the increase in processing and other resident fees for the year ended December 31, 1998.

The increase in assisted living operating expenses is attributable to:

     - the operation of Villa Las Posas, which opened in December 1997, for the entire year of 1998;

     - staffing requirements related to increased assisted living services provided; and

     -    increased wages of staff.

General and administrative costs remained constant between years.

     The increase in depreciation and amortization and property taxes is due to the operation of Villa Las Posas during 1998.

     Advertising expenses remained constant between years.

     The increase in interest expense is related to:

     -    interest expense for the Villa Las Posas construction loan; and

     - $0.6 million of interest rate lock and commitment fees incurred in connection with the failed refinance of certain notes payable.

     The decrease in net profit on sale is due to the decreased interest payment received from Heritage Pointe Claremont during 1998.

FUTURE CASH DISTRIBUTIONS

     We believe that our ability to make cash distributions to limited partners depends on factors such as our ability to rent the available units and maintain high occupancies and rates, our ability to control both operating and administrative expenses, our ability to maintain adequate working capital, the absence of any losses from uninsured property damage or future litigation, our ability to generate proceeds from the sales of our properties under favorable terms.

ITEM 7A. QUANATITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our fixed rate notes payable. Currently, we do not utilize interest rate swaps. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements."

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt instrument, but do affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the Report of Independent Auditors are listed at Item 14 and are included beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OUR INDIVIDUAL GENERAL PARTNERS

JOHN A. BOOTY, age 61, one of ARVAL's founders, retired in September 1996 after serving as president since the date of ARVAL's inception in 1985. Since his retirement he has served as a consultant to ARVAL and most recently as a Director until September 1999. He also served as interim president of ARVAL from October 1997 to January 1998 and as interim chief executive officer from October 1997 to December 1997.

DAVID P. COLLINS, age 62, has served ARVAL in several capacities since 1981. He previously was president of ARV Assisted Living International, Inc., a wholly-owned subsidiary of ARVAL. From 1985 to January 1998, Mr. Collins was a senior vice president of ARVAL, responsible for investor relations and for capital formation for ARVAL and affiliated entities. Mr. Collins currently serves as a director of ARVAL.

GARY L. DAVIDSON, age 65, an attorney and one of ARVAL's founders, previously practiced law in Orange County. During his professional career, he has been active in numerous business and professional sports ventures. In 1979, he co-founded the predecessor to ARVAL. In October 1997, Mr. Davidson resigned as Chief Executive Officer, Director and Chairman of the Board of ARVAL.

JOHN S. JASON, age 64, was associated with KPMG LLP for 6 years. In 1979, he co-founded the predecessor to ARVAL. In February 1993, Mr. Jason retired from his positions as a Director and as Executive Vice President of ARVAL.

TONY ROTA, age 71, is a licensed real estate broker, and has been active in real estate investments since 1958. In 1979, he co-founded the predecessor to ARVAL. In November 1992, Mr. Rota retired from his positions as a Director and as Vice President of ARVAL.

EXECUTIVE OFFICERS OF ARV ASSISTED LIVING, INC. ("ARVAL")

DOUGLAS M. PASQUALE, age 45, was appointed president and chief executive officer of ARVAL in March, 1999. He joined ARVAL as president and chief operating officer on June 1, 1998, and was named a Director in October 1998 and Chairman in December 1999 . Prior to joining ARVAL, Mr. Pasquale was employed for 12 years by Richfield Hospitality Services, Inc., and Regal Hotels International-North America, a leading hotel ownership and hotel management company based in Englewood, Colorado. He served as its president and chief executive officer from 1996 to 1998 and as chief financial officer from 1994 to 1996.

ABDO H. KHOURY, age 50, was appointed senior vice president and chief financial officer of ARVAL in March 1999. Previously he had served ARVAL as vice president, asset strategy and treasury, since January 1999, and as president of the Apartment Division since coming to ARVAL in May 1997. Mr. Khoury's prior background includes more than 25 years in accounting and real estate. He was a principal with Financial Performance Group in Newport Beach, CA, from 1991 to 1997.

DIRECTORS OF ARVAL

For a description of Messrs. Pasquale, and Collins, please see above.

MAURICE J. DEWALD, age 59, is chairman and chief executive officer of Verity Financial Group, Inc., a firm he founded in 1992. He currently is a director of Tenet Healthcare Corporation, Dai-Ichi Kangyo Bank of California and Monarch Funds.

JOHN A. MOORE, age 38, is a Principal of Lazard Freres Real Estate Investors L.L.C. and its Chief Financial Officer. He joined Lazard in 1998 from World Financial Properties, where he was Executive Vice President and Chief Financial Officer from 1996. Previously, he worked with Olympia and York as Senior Vice President, Finance. Mr. Moore joined Olympia and York in 1988.

JEFFREY D. KOBLENTZ, age 32, is a Vice President of Lazard Freres Real Estate Investors L.L.C. He joined Lazard in 1998 from Arthur Andersen LLP, where he was a Manager in the Real Estate Services Group. Mr. Koblentz joined Arthur Andersen in 1992.


ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes our potential compensation and the compensation that our General Partners are earning.

Acquisition Fees
(ARV Assisted Living, Inc.)             A property acquisition fee of 2% of Gross Offering
                                        Proceeds to be paid for services in connection with
                                        the selection and purchase of Projects and related
                                        negotiations. In addition, a development, processing
                                        and renovation fee of 3.5% of Gross Offering Proceeds
                                        to be paid for services in connection with
                                        negotiations for or the renovation or improvement of
                                        existing communities and the development, processing
                                        or construction of Projects developed by us. There
                                        were no property acquisitions, development,
                                        processing and renovation fees for the years ending
                                        December 31, 1999, 1998 and 1997.

Rent-Up and Staff Training Fees
(ARV Assisted Living, Inc.)             Rent-up and staff training fees of 4.5% of the Gross
                                        Offering Proceeds allocated to each specific acquired
                                        or developed Project. Such fees will be paid for
                                        services in connection with the opening and initial
                                        operations of the Projects including, without
                                        limitation, design and implementation of the
                                        advertising, direct solicitation and other campaigns
                                        to attract residents and the initial hiring and
                                        training of managers, food service specialists,
                                        activities directors and other personnel employed in
                                        the individual communities. There were no rent-up and
                                        staff training fees for the years ending December 31,
                                        1999, 1998 and 1997.

Property Management Fees
(ARV Assisted Living, Inc.)             A property management fee of 5% of gross revenues
                                        paid for managerial services including general
                                        supervision, hiring of onsite management personnel
                                        employed by the Registrant, renting of units,
                                        installation and provision of food service,
                                        maintenance, and other operations. Property
                                        management fees for the years ending December 31,
                                        1999, 1998 and 1997 were $421,000, $472,000, and
                                        $316,000,  respectively.

Partnership Management Fees
(ARV Assisted Living, Inc.)             A partnership management fee of 10% of cash flow
                                        before distributions is paid for implementing our
                                        business plan, supervising and management of our
                                        affairs including general administration,
                                        coordination of legal, audit, tax, and insurance
                                        matters. Partnership management fees for the years
                                        ending December 31, 1999, 1998 and 1997 were $151,000
                                        $140,000, and $119,000 and,  respectively.

Sale of Partnership Projects
(ARV Assisted Living, Inc.)             The Limited Partnership Agreement neither
                                        specifically authorizes nor prohibits payment or
                                        compensation in the form of real estate commissions
                                        to the General Partners or its Affiliates which is
                                        subordinated to a return to Limited Partners of their
                                        capital contributions plus an 8% per annum,
                                        cumulative, but not compounded, return thereon from
                                        all sources, including prior distribution of cash
                                        flow. Any such compensation shall not exceed 3% of
                                        the gross sales price or 50% of the standard real
                                        estate brokerage commission, whichever is less. In
                                        fiscal 1999, 1998, and 1997, no real estate selling
                                        commissions were paid to our General Partner.

Subordinated Incentive Compensation
(ARV Assisted Living, Inc.)             ARVAL is entitled to receive 15% of the Proceeds of
                                        Sale or Refinancing subordinated to a return of
                                        initial Capital Contributions plus cumulative, but
                                        not compounded return on capital contributions
                                        varying from 8% to 10% per annum.  In 1999, 1998 and
                                        1997, no incentive compensation was paid.

Partnership Interest

(General Partners)                      1% of all items of capital, profit or
                                        loss, and liquidating Distributions,
                                        subject to a capital account adjustment.

Reimbursed Expenses & Credit
Enhancement (General Partners)          General Partners may receive fees for
                                        personal guarantees of loans made to us.
                                        All of our expenses shall be billed
                                        directly to and paid by us. General
                                        Partners may be reimbursed for the
                                        actual cost of goods and materials
                                        obtained from unaffiliated entities and
                                        used for or by us. Our Managing General
                                        Partner will be reimbursed for
                                        administrative services necessary to our
                                        prudent operation, provided that such
                                        reimbursement is at the lower of its
                                        actual cost or the amount which we would
                                        be required to pay to independent
                                        parties for comparable administrative
                                        services in the same geographic
                                        location. The total reimbursements to
                                        ARVAL amounted to $3.7 million, 2.5
                                        million, and $1.6 million for the years
                                        ending December 31, 1999, 1998 and 1997,
                                        respectively.

Finder Fees
(ARV Assisted Living, Inc.)             General Partners received finders fees
                                        in conjunction with obtaining grants for
                                        the rehabilitation of Cedar Villas and
                                        Villa Azusa. The finders fees amount to
                                        10% of the total grant money received by
                                        us. No finder fees for the years ending
                                        December 31, 1999, 1998 and 1997 were
                                        paid.

Indemnity Fees
(General Partners)                      Our General Partners received $96,000
                                        for indemnifying and holding UHSI, Costa
                                        and Husky harmless from any liabilities
                                        as a result of our buy out of them. No
                                        indemnity fees for the years ending
                                        December 31, 1999, 1998 and 1997 were
                                        paid.

SEE FOOTNOTE 3 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (TRANSACTIONS WITH AFFILIATES).


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than the compensation earned by our General Partners, as set out under ITEM 11 above, no General Partner or Affiliate receives any direct or indirect compensation from us. Our Managing General Partner receives a management fee of 5% of Gross Revenues. Because these fees are payable without regard to whether particular communities are generating Cash Flow or otherwise benefiting us, a conflict of interest could arise in that it might be to the advantage of our General Partners that a community be retained or re-financed rather than sold. On the other hand, an Affiliate of the General Partners may earn a real estate commission on sale of a property, creating incentive to sell what might be a profitable property.

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

     Effective January 1, 1997, ARVAL established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. ARVAL matches 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). ARVAL matches employees' contributions beginning on the first enrollment date following one year of service or 1,000 hours of service. Total Savings Plan expense was $10,000, $9,000 and $6,000 for years ended December 31, 1999, 1998 and 1997, respectively.

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

                                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Report:

     -    Independent Auditors' Report;

     -    Consolidated Balance Sheets - December 31, 1999 and 1998;

     - Consolidated Statements of Operations - Years ended December 31, 1999, 1998 and 1997;

     - Consolidated Statements of Partners' Capital - Years ended December 31, 1999, 1998 and 1997;

     - Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997;

     -    Notes to Consolidated Financial Statements;

     - Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation and Amortization - December 31, 1999.

(b) Reports on Form 8-K. The registrant did not file any 8-K reports during the last quarter of 1999.

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

        AMERICAN RETIREMENT VILLAS PROPERTIES III,
        A CALIFORNIA LIMITED PARTNERSHIP,
        BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT


/s/  DOUGLAS M. PASQUALE
-------------------------------------

By: Douglas M. Pasquale, President, Chief Executive Officer and Chairman of the Board of ARVAL, Managing General Partner

/s/  ABDO H. KHOURY
-------------------------------------

By: Abdo H. Khoury, Senior Vice President, Chief Financial Officer of ARVAL, Managing General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf of and in the capacities and on the dates indicated.

                SIGNATURE                                   TITLE                             DATE
                ---------                                   -----                             ----
/s/ DOUGLAS M. PASQUALE                    President, Chief Executive Officer and        March 30, 2000
     Douglas M. Pasquale                   Chairman of the Board of ARVAL,
                                           Managing General Partner

/s/ ABDO H. KHOURY                         Senior Vice President and Chief               March 30, 2000
     Abdo H. Khoury                        Financial Officer of ARVAL, Managing
                                           General Partner

                      AMERICAN RETIREMENT VILLAS
                      PROPERTIES III, L.P.
                      (A California Limited Partnership)

                      Annual Report - Form 10-K

                      Consolidated Financial Statements and Schedule

                      Items 8 and 14(a)

                      December 31, 1999, 1998 and 1997

                      (With Independent Auditors' Report Thereon)

                            Annual Report - Form 10-K

                                Items 8 and 14(a)



             Index to Consolidated Financial Statements and Schedule




                                                                                     Page
                                                                                     ----
Independent Auditors' Report                                                         F-1

Consolidated Balance Sheets - December 31, 1999 and 1998                             F-2

Consolidated Statements of Operations - Years ended December 31, 1999, 1998
    and 1997                                                                         F-3

Consolidated Statements of Partners' Capital - Years ended December 31,
    1999, 1998 and 1997                                                              F-4

Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998
    and 1997                                                                         F-5

Notes to Consolidated Financial Statements                                           F-6

Schedule

Real Estate and Related Accumulated Depreciation and
    Amortization - December 31, 1999                                                    Schedule III



All other schedules are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT



To ARV Assisted Living, Inc.
  as the Managing General Partner
  of American Retirement Villas Properties III, L.P.:


We have audited the consolidated financial statements of American Retirement Villas Properties III, L.P., a California limited partnership, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Villas Properties III, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                  /s/ KPMG LLP
ORANGE COUNTY, CALIFORNIA
MARCH 2, 2000

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998
                          (IN THOUSANDS, EXCEPT UNITS)

                                ASSETS                                            1999               1998
                                                                                --------           --------
Properties, at cost:
   Land                                                                         $  2,224           $  4,674
   Building and improvements, less accumulated depreciation                       12,768             23,669
      of $2,976 and $5,177 in 1999 and 1998, respectively
   Furniture, fixtures and equipment, less accumulated depreciation of
     $527 and $395 in 1999 and 1998, respectively                                    746                874
                                                                                --------           --------

           Net properties                                                         15,738             29,217

Cash                                                                               2,190              1,900
Restricted cash                                                                      168                162
Loan fees, less accumulated amortization of $240 and $210 in 1999                    401                 35
   and 1998, respectively
Other assets                                                                         289                365
                                                                                --------           --------

                                                                                $ 18,786           $ 31,679
                                                                                ========           ========

                   LIABILITIES AND PARTNERS' CAPITAL

Notes payable to banks                                                          $ 13,323           $ 18,326
Notes payable to others                                                            2,342              4,746
Accounts payable                                                                     116                677
Accrued expenses                                                                     486                441
Amounts payable to affiliates                                                        118                122
Distributions payable to Partners                                                    286                399
                                                                                --------           --------

           Total liabilities                                                      16,671             24,711
                                                                                --------           --------

Minority interest                                                                    115                 95
                                                                                --------           --------

Partners' capital (deficit):
   General partners                                                                 (139)               (90)
   Limited partners, 18,666 units outstanding at December 31, 1999
     and 1998                                                                      2,139              6,963
                                                                                --------           --------

Commitments and contingencies
           Total partners' capital                                                 2,000              6,873
                                                                                --------           --------
                                                                                $ 18,786           $ 31,679
                                                                                ========           ========


     See accompanying notes to consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                      Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997




                                                                   1999               1998               1997
                                                                 --------           --------           --------
                                                                       (IN THOUSANDS EXCEPT PER UNIT DATA)
Revenues:
   Rent                                                          $  7,143           $  8,195           $  5,610
   Assisted living                                                  1,022                977                601
   Interest                                                           206                 58                 11
   Other                                                              274                260                111
                                                                 --------           --------           --------

         Total operating revenues                                   8,645              9,490              6,333
                                                                 --------           --------           --------

Costs and expenses:
   Rental property operations (including $2,764,
     $2,450, and $1,518 related to affiliates in 1999,
     1998 and 1997, respectively)                                   4,199              4,307              2,880
   Assisted living (including $651 $361, and $231
     related to affiliates in 1999, 1998 and 1997,                    659                463                235
     respectively)
   General and administrative (including $258 $349, and
      $264 related to affiliates in 1999, 1998 and
      1997, respectively)                                             416                552                521
   Depreciation and amortization                                    1,060              1,439                913
   Property taxes                                                     250                393                264
   Advertising                                                         78                115                 67
   Interest                                                         1,502              2,557              1,431
   Minority interest in operations                                    180                176                 83
                                                                 --------           --------           --------

         Total operating costs and expenses                         8,344             10,002              6,394
                                                                 --------           --------           --------

         Operating income (loss)                                      301               (512)               (61)

Gain on sale of properties                                          4,562                134                290
                                                                 --------           --------           --------

Net income (loss) before cumulative effect of change in
   accounting principle                                             4,863               (378)               229

Cumulative effect of change in accounting principle                   (96)                 -                  -
                                                                 --------           --------           --------
         Net income (loss)                                       $  4,767           $   (378)          $    229
                                                                 ========           ========           ========

Net income (loss) per limited partner unit                       $ 255.36           $ (20.06)          $  12.27
                                                                 ========           ========           ========


     See accompanying notes to consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                  Consolidated Statements of Partners' Capital

                  Years ended December 31, 1999, 1998 and 1997




                                                                                                    TOTAL
                                                               GENERAL          LIMITED           PARTNERS'
                                                              PARTNERS          PARTNERS           CAPITAL
                                                              --------          --------          ---------
                                                              (IN THOUSANDS EXCEPT PER UNIT DATA)
Balance (deficit) at December 31, 1996                         $   (76)          $ 8,394           $ 8,318

Net income                                                           2               227               229
                                                               -------           -------           -------

Balance (deficit) at December 31, 1997                             (74)            8,621             8,547

Distribution to partners ($68.75 per limited partner               (13)           (1,283)           (1,296)
   unit)

Net loss                                                            (3)             (375)             (378)
                                                               -------           -------           -------

Balance (deficit) at December 31, 1998                             (90)            6,963             6,873

Distribution to partners ($511.24 per limited partner              (97)           (9,543)           (9,640)
   unit)

Net income                                                          48             4,719             4,767
                                                               -------           -------           -------

Balance (deficit) at December 31, 1999                         $  (139)          $ 2,139           $ 2,000
                                                               =======           =======           =======

     See accompanying notes to consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997


                                                                        1999               1998               1997
                                                                      --------           --------           --------
                                                                           (IN THOUSANDS EXCEPT PER UNIT DATA)
Cash flows from operating activities:
   Net income (loss)                                                  $  4,767           $   (378)          $    229
   Adjustment to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                     1,060              1,439                913
       Gain on sale of properties                                       (4,562)              (134)              (290)
       Cumulative effect of change in accounting principle                  96                 --                 --
       (Gain) loss on disposal of property and equipment                    --                 --                (12)
   Change in assets and liabilities:
     Increase in restricted cash                                            (6)                (9)               (16)
     Decrease in amounts receivable from affiliate                          --                265                 --
     Increase in other assets                                             (553)              (268)               (14)
     Increase (decrease) in accounts payable and accrued                  (515)              (111)               568
       expenses
     Increase (decrease) in amounts payable to affiliates                   (4)              (261)               (20)
     Increase in minority interest                                          20                 21                 33
                                                                      --------           --------           --------

             Net cash provided by operating activities                     303                564              1,391
                                                                      --------           --------           --------

Cash flows from investing activities:
   Improvements and building construction                                   --               (885)            (6,183)
   Additions to properties, net                                           (187)              (164)               (69)
   Proceeds from sales of properties                                     3,962                 --                 --
   Cash received for property sold under contract                           --                134                290
                                                                      --------           --------           --------

             Net cash provided by (used in) investing                    3,775               (915)            (5,962)
               activities
                                                                      --------           --------           --------

Cash flows from financing activities:
   Proceeds from notes payable                                          13,361              2,429              5,046
   Principal repayments on notes payable to banks and others           (10,162)              (321)              (282)
   Proceeds from note receivable                                         2,765                 --                 --
   Distributions paid                                                   (9,752)              (943)                --
                                                                      --------           --------           --------

             Net cash provided by (used in) financing                   (3,788)             1,165              4,764
               activities
                                                                      --------           --------           --------

             Net increase in cash                                          290                814                193

Cash at beginning of year                                                1,900              1,086                893
                                                                      --------           --------           --------

Cash at end of year                                                   $  2,190           $  1,900           $  1,086
                                                                      ========           ========           ========

Supplemental cash flow information - cash paid during
   the year for interest (net of capitalized interest
   of $0, $35, and  $151 in 1999, 1998 and 1997,
   respectively)                                                      $  1,473           $  2,553           $  1,415
                                                                      ========           ========           ========

     See accompanying notes to consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements of American Retirement Villas Properties III, L.P. (the Partnership) include the accounts of the Partnership, ARVP III/Bradford Square, L.P. (ARVP III/BS) and Retirement Inns III that was created as part of the loan requirements for the refinancing in June 1999, Heritage Pointe Ontario Partners, L.P. (HPOP), and Heritage Pointe Pomona Partners, L.P. (HPPP) for the years ended December 31, 1999, 1998 and 1997. All intercompany balances and transactions have been eliminated in consolidation. We consolidate these limited partnerships since we have a controlling financial interest. Minority interest represents the minority partners' cost to acquire the minority interest adjusted by their proportionate share of subsequent earnings, losses and distributions.

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

     CARRYING VALUE OF REAL ESTATE

          Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

               Buildings and improvements............. 27.5 to 35 years

               Furniture, fixtures and equipment...... 3 to 7 years

          We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, we estimate the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset's fair value.

     USE OF ESTIMATES

     In the preparation of our financial statements in conformity with generally accepted accounting principles, we have made estimates and assumptions that affect the following:

          - reported amounts of assets and liabilities at the date of the financial statements;

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

          In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on the financial reporting of start-up activities and organizational costs. It requires costs of start-up activities and organizational costs to be expensed when incurred and, upon adoption, the write-off as a cumulative effect of a change in accounting principle of any previously capitalized and unamortized start-up or organizational costs. We adopted the provisions of SOP 98-5 in the first quarter of 1999 writing off capitalized start-up costs of approximately $96,000.

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

          Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles (GAAP) and for Federal income tax reporting purposes at December 31 (in thousands):

                                     1999                             1998
                           ----------------------------------------------------------
                            GAAP           TAX BASIS          GAAP          TAX BASIS
                            BASIS             (1)             BASIS            (1)
                           ----------------------------------------------------------
Total assets               $19,003          $19,153          $31,678         $31,939
                           =======          =======          =======         =======
Total liabilities          $16,888          $16,770          $24,407         $24,305
                           =======          =======          =======         =======

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

              Notes to Consolidated Financial Statements, Continued

     Following are the differences between the financial statement and tax return income (in thousands):

                                                            1999              1998              1997
                                                           -------           -------           -------
Net income (loss) per financial statements                 $ 4,767           $  (378)          $   229
Guaranteed payments (1)                                        459               502               435
Depreciation differences on properties (1)                    (105)               92               156
Amortization differences on intangible assets (1)              102               128                57
Deferred income (1)                                            (89)               20                 5
Capitalized costs (1)                                           --                --               477
Loss on sale of assets (1)                                      72                --                (2)
Other (1)                                                       15                (3)              (12)
                                                           -------           -------           -------
        Total income per Federal tax return (1)            $ 5,221           $   361           $ 1,345
                                                           =======           =======           =======

          (1) Unaudited.

     NET INCOME (LOSS) PER LIMITED PARTNER UNIT

          Net income (loss) per limited partner unit was based on the weighted average number of limited partner units outstanding of 18,666 in 1999, 1998 and 1997.

     RECLASSIFICATIONS

          We have reclassified certain prior period amounts to conform to the December 31, 1999 presentation.

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

          Our Managing General Partner is ARV Assisted Living, Inc. ("ARVAL"), a Delaware corporation, and the individual General Partners are John A. Booty, John S. Jason, Gary L. Davidson, Tony Rota and David P. Collins. Our General Partners are not required to make capital contributions to the Partnership.

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


(3)  TRANSACTIONS WITH AFFILIATES

          Our properties are managed by ARVAL. For this service we pay a property management fee of 5% of gross revenues totaling $421,000, $472,000, and $316,000, for the years ended December 31, 1999, 1998 and 1997, respectively. Additionally, we pay a Partnership management fee of 10% of cash flow before distributions, as defined in the Partnership Agreement, amounting to $151,000, $140,000, and $119,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

          Payment of the Partnership management fee out of cash flow is subordinated to a quarterly noncumulative distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of Capital Contributions allocated to each property.

          We reimburse ARVAL for certain expenses, such as payroll and retirement benefit expenses, repairs and maintenance, and supplies expenses that they pay on our behalf. The total reimbursements to ARVAL, are included in rental property operations and general and administrative expenses in the accompanying statements of operations and amounted to $3,673,000, $2,497,000, and $1,578,000 for the years ended December 31,
     1999, 1998 and 1997, respectively.

          In consideration for services rendered with respect to property acquisitions, the Managing General Partner is paid a property acquisition fee of a maximum of 2% of the gross offering proceeds. In addition, the Managing General Partner is entitled to a development, processing and renovation fee of a maximum of 3.5% of gross offering proceeds allocated to a particular project. The Managing General Partner is also entitled to a maximum fee of 4.5% of gross offering proceeds for rent-up and staff training services. There were no property acquisition and development or processing and renovation fees paid during the three years ended December 31, 1999.

          Amounts payable to affiliates at December 31, 1999 and 1998 include expense reimbursements and accrued property management and partnership management fees.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

              Notes to Consolidated Financial Statements, Continued


(4)  PROPERTIES

          The following table sets forth, as of December 31, 1999, the location, the date on which operations commenced and the number of units in the community.

                                                                  COMMENCED
                 COMMUNITY                        LOCATION        OPERATIONS    UNITS
                 ---------                        --------        ----------    -----
                 ASSISTED LIVING COMMUNITIES
                 Bradford Square               Placentia, CA         1992         92
                 Chandler Villas               Chandler, AZ          1992        164
                 Villa Las Posas               Camarillo, CA         1997(a)     123


               (a) We commenced operations of Villa Las Posas in December 1997.


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

          Under the limited partnership agreement between Bradford Square Ltd., and us, we receive a 9% preferred return on 125% of amounts contributed to the partnership. The remaining cash flow from operations is divided equally between Bradford Square Ltd and us. During 1999, 1998 and 1997, we received a preferred return of $ 218,000, $218,000 and $221,000, respectively.


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

          Upon the receipt of the principal and interest payment from CSP in April 1996, a sufficient investment as defined by Statements of Financial Accounting Standards Board No. 66 was made and the sale was recognized. As CSP's excess cash flows do not currently exceed the interest payment requirements, SFAS 66 requires profit on the sale to be recognized under the cost recovery method as payments are received on the notes. During 1999, we received interest payments totaling $55,000 on these notes.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

              Notes to Consolidated Financial Statements, Continued

(6)  NOTES PAYABLE TO BANKS AND OTHERS

          At December 31, 1999 and 1998, notes payable to banks and others included the following (in thousands):

                                                                1999          1998
                                                             -----------   -----------
Notes Payable to Banks:

Note payable to a bank.  The loan is for 24 months and
   is secured by the two properties; in addition, ARV
   Assisted Living, our managing General Partner is a
   guarantor on the loan for fraud, material
   misrepresentation and certain covenants.  As part of
   the loan requirements, we created a wholly owned
   subsidiary Retirement Inns III, LLC.  The loan term
   is for 24 months with a lender option to extend for
   10 years.  The interest rate is 9.15% and the
   payments are based upon a 25 year principal and
   interest amortization schedule.                              $13,323        $   --


Note payable to a bank and not formally assumed by us,
   secured by deed of trust on Pacific Villas, interest
   at 2.25% above the eleventh district cost of funds
   (4.78% at December 31, 1998) adjusted quarterly;
   repaid in February 1999                                           --        $4,046



Note payable to a bank and not formally assumed by us,
   secured by deed of trust on Cedar Villas, interest at
   2.25% above the eleventh district cost of funds
   (4.78% as of December 31, 1998) and in no event shall
   the interest rate be less than 8% or more than 14%;
   repaid in February 1999                                           --         3,727



Note payable to a bank and not formally assumed by us,
   secured by deed of trust on Villa Azusa, interest at
   2.25% above the monthly eleventh district cost of funds
   (4.78% at December 31, 1998) adjusted semi-annually;
   repaid in February 1999                                           --         2,853



Construction loan payable to a bank secured by deed of
   trust on Villa Las Posas and guaranteed by the
   General Partners, interest at 2.75% above the 30-day
   LIBOR rate (5.55% at December 31, 1998); all unpaid
   principal and interest due and repaid on September
   30, 1999                                                          --         7,700
                                                             -----------   -----------
                      Notes payable to banks                     13,323        18,326
                                                             -----------   -----------


Notes Payable to Others:

Note payable secured by deed of trust on Chandler Villas
   and guaranteed by our General Partners, interest for
   the initial 7-year term at 5.25% in excess of the
   seven-year treasury yield as of the inception date
   (6.38% at inception) with annual increase of 2% per
   year and interest for the second seven-year period at
   7 % in excess of the seven-year treasury yield as of
   the reset date with annual increases of 2 %; repaid
   in 1999.                                                          --         2,369

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

              Notes to Consolidated Financial Statements, Continued

Note payable secured by deed of trust on Bradford Square
   and guaranteed by our General Partners, interest for
   the initial 7-year term at 5.25% in excess of the
   seven-year treasury yield as of the inception date
   (6.38% at inception) with annual increase of 2% per
   year and interest for the second seven-year period at
   7 % in excess of the seven-year treasury yield as of
   the reset date with annual increases of 2 %; repaid
   in 1999.                                                       2,339         2,369



Other                                                                 3             8
                                                             -----------   -----------


                      Notes payable to others                     2,342         4,746
                                                             -----------   -----------


                                                                $15,665       $23,072
                                                             ===========   ===========


          The annual principal payments of notes payable as of December 31, 1999 are as follows (in thousands):

           Year ending December 31:
                    2000          $ 2,493
                    2001           13,172
                                  -------
                                  $15,665
                                  =======

          Our Managing General Partner's Board of Directors approved the refinancing of the assisted living communities in July 1998 to:

     - take advantage of lower fixed interest rates available at the time through the commercial mortgage backed security market;

     -    provide a return of equity to the limited partners; and

     -    borrow against the increased value of these properties.

          Due to a failed financing, in 1998 we paid the lender approximately $0.7 million of fees for an interest rate lock and $0.1 for loan commitment and other fees. The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions. The lender returned $0.2 million of the interest rate lock fees in January 1999. We have included the remaining $0.6 million of fees in interest expense in 1998 in the accompanying statements of income. We believe that we are entitled to a full and complete return of the rate lock fees paid. Although there can be no assurances that additional interest rate lock fees will be returned, we intend to vigorously pursue a return of all fees and will seek legal recourse if necessary.

     On June 28, 1999 we completed the refinancing. The loan is for 24 months and is secured by the two properties; in addition, ARV Assisted Living, our managing General Partner is a guarantor on the loan for fraud, material misrepresentation and certain covenants. As part of the loan requirements, we created a wholly owned subsidiary American Retirement Villas III, LLC. The loan term is for 24 months with a lender option to extend for 10 years. The interest rate is 9.15% and the payments are based upon a 25 year principal and interest amortization schedule.

(7)  EMPLOYEE BENEFIT PLANS

          Effective January 1, 1997, ARVAL established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under
     Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. ARVAL matches 25% of each employee's contributions up to a maximum of 6% of

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

              Notes to Consolidated Financial Statements, Continued

     the employee's earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). ARVAL matches employees' contributions beginning on the first enrollment date following one year of service or 1,000 hours of service. Our Savings Plan expense was $10,000 $8,000 and $6,000 (as a reimbursement to ARVAL) for the years ended December 31, 1999, 1998 and 1997.

(8)  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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


               The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, fees receivable and other amounts due from affiliates and, accounts payable, accrued liabilities and accrued interest payable, approximate fair value due to the short-term nature of these instruments. The notes payable bear interest at rates that approximate current market rates. Therefore, we believe that the carrying value approximates fair value.

                                  SCHEDULE III

                    AMERICAN RETIREMENT VILLAS PROPERTIES III
                       (A California Limited Partnership)

        Real Estate and Related Accumulated Depreciation and Amortization

                                December 31, 1999
                                 (In thousands)

                                              INITIAL COST
                                                                         COSTS
                                                       BUILDINGS      CAPITALIZED
                                                          AND          SUBSEQUENT
DESCRIPTION           ENCUMBRANCES        LAND        IMPROVEMENTS    TO ACQUISITION      LAND
------------------------------------------------------------------------------------------------------
Villa Las Posas         $ 8,175           1,210             572           8,700           1,249
Bradford Square           2,340             675           2,977             347             675
Chandler Villas           5,150             300           2,902             285             300
                        -------          ------          ------          ------          ------
                        $15,665          $2,185          $6,451          $9,332          $2,224
                        ==============================================================================


                     GROSS AMOUNT

                       BUILDINGS
                         AND                        ACCUMULATED        DATE OF      DEPRECIABLE LIVES
DESCRIPTION          IMPROVEMENTS      TOTAL (1)    DEPRECIATION     ACQUISITION         (YEARS)
-----------------------------------------------------------------------------------------------------
Villa Las Posas          9,233          10,482             876      December  1987     27 1/2years
Bradford Square          3,324           3,999           1,051      December  1990     27 1/2years
Chandler Villas          3,187           3,487           1,049      September 1990     27 1/2years
                       -------         -------          ------
                       $15,744         $17,968          $2,976
                     =========================================


Following is a summary of investment in properties for the years ended December 31, 1999, 1998 and 1997:

                                                              1999               1998              1997
                                                            --------          ---------         ---------
Balance at beginning of year                                $ 33,423           $ 32,922          $ 26,969
Transfer of cost from other fixed assets                         189                 --                --
Improvements/construction                                         51                501             5,953
Disposals                                                    (15,695)                --                --
                                                            --------          ---------         ---------

Balance at end of year                                      $ 17,968           $ 33,423          $ 32,922
                                                            ========          =========         =========


Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 1998, 1997, and 1996:

                                                              1999             1998             1997
                                                            -------         ---------        ---------
Balance at beginning of year                                $ 5,177           $ 4,122          $ 3,373
Transfer of accumulated depreciation from                        92                --               --
other fixed assets
Additions charged to expense                                    746             1,055              749
Disposals                                                    (3,039)               --               --
                                                            -------         ---------        ---------
Balance at end of year                                      $ 2,976           $ 5,177          $ 4,122
                                                            =======         =========        =========


(1) Aggregate cost for Federal income tax purposes is $19,153 at December 31, 1999.

                               INDEX TO EXHIBITS


Index
-----

  27              Financial Data Schedule