Form 10-Q
period 2000-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 2000-05-12
CIK 853274

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                    TO
                                   -------------------   ---------------------

                         COMMISSION FILE NUMBER: 0-26470


                           AMERICAN RETIREMENT VILLAS
                              PROPERTIES III, L.P.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          CALIFORNIA                                             33-0365417
--------------------------------                            --------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


245 FISCHER AVENUE, D-1 COSTA MESA, CA                             92626
--------------------------------------                      --------------------
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
                                 (In thousands)

                                     ASSETS

                                                                         MARCH 31,       DECEMBER 31,
                                                                           2000              1999
                                                                         ---------       ------------
Properties, at cost:
  Land                                                                   $  2,224         $  2,224
  Buildings and improvements, less accumulated
   depreciation of $3,118 and $2,976 at March 31, 2000
   and December 31, 1999, respectively                                     12,632           12,768
  Furniture, fixtures and equipment, less accumulated
   depreciation of $572 and $527 at March 31, 2000 and
   December 31, 1999, respectively                                            707              746
                                                                         --------         --------
               Net properties                                              15,563           15,738
Cash                                                                        2,366            2,190
Restricted cash                                                               170              168
Loan fees, less accumulated amortization of $305 and $240
  at March 31, 2000 and December 31, 1999, respectively                       338              401
Other assets                                                                  266              289
                                                                         --------         --------
                                                                         $ 18,703         $ 18,786
                                                                         ========         ========

                                     LIABILITIES AND PARTNERS' CAPITAL

Notes payable to banks                                                   $ 13,286         $ 13,323
Notes payable to others                                                     2,333            2,342
Accounts payable                                                               77              116
Accrued expenses                                                              549              486
Amounts payable to affiliate                                                   88              118
Distributions payable to Partners                                             164              286
                                                                         --------         --------
               Total liabilities                                           16,497           16,671
                                                                         --------         --------

Commitments and contingencies

Minority interest                                                             142              115
                                                                         --------         --------

Partners' capital (deficit):
  General partners' deficit                                                  (138)            (139)
  Limited partners' capital, 18,666 units outstanding                       2,202            2,139
                                                                         --------         --------
               Total partners' capital                                      2,064            2,000
                                                                         --------         --------
                                                                         $ 18,703         $ 18,786
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

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              -----------------------
                                                                2000            1999
                                                              -------         -------
Revenues:
     Rent                                                     $ 1,907         $ 1,954
     Assisted living                                              268             265
     Interest and other                                            91             109
                                                              -------         -------
               Total operating revenues                         2,266           2,328
                                                              -------         -------
Costs and expenses:
     Rental property operations                                 1,115           1,088
     Assisted living                                              179             157
     General and administrative                                    91             119
     Depreciation and amortization                                271             288
     Property taxes                                                56              80
     Advertising                                                   24              18
     Interest                                                     383             413
                                                              -------         -------
               Total operating costs and expenses               2,119           2,163
                                                              -------         -------
               Operating income                                   147             165
Income tax expense                                                  3              --
                                                              -------         -------
Loss from continuing operations before minority
  interest in income of majority owned entities, gain on
  sale of properties and change in accounting principle           144             165
Minority interest in income of majority owned entities             80              51
                                                              -------         -------
Net income before gain on sale of properties
  and change in accounting principle                               64             114
Gain on sale of properties                                         --           4,739
                                                              -------         -------
Net income before cumulative effect of change
  in accounting principle                                          64           4,853
Cumulative effect of change in accounting principle                --             (96)
                                                              -------         -------
          Net income                                          $    64         $ 4,757
                                                              =======         =======
Net income per limited partner unit before
  cumulative effect of change in accounting principle            3.39          257.40
Cumulative effect of change in accounting principle                --           (5.09)
                                                              -------         -------
Net income per limited partner unit                           $  3.39         $252.31
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

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                       Condensed Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                       ------------------------
                                                                         2000            1999
                                                                       -------         --------
Cash flows from operating activities:
  Net income                                                           $    64         $  4,757
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                        271              288
      Profit on sale of properties                                          --           (4,739)
      Cumulative effect of change in accounting principle                   --               96
      Change in assets and liabilities:
         Increase in restricted cash                                        (2)              (2)
         Decrease in other assets                                           21              230
         Increase (decrease) in accounts payable and
           accrued expenses                                                 24             (583)
         Increase (decrease) in amounts payable to
           affiliate, net                                                  (30)             270
         Increase in minority interest                                      80                2
                                                                       -------         --------
              Net cash provided by operating activities                    428              319
                                                                       -------         --------

Cash flows provided by (used in) investing activities:
    Proceeds from sale of senior apartment projects                         --            4,030
    Additions to furniture, fixtures and equipment                         (30)             (18)
                                                                       -------         --------
             Net cash provided by (used in) investing securities           (30)           4,012
                                                                       -------         --------

Cash flows used in financing activities:
    Principal repayments on notes payable to banks and others              (46)             (36)
    Distributions paid                                                    (176)          (4,083)
                                                                       -------         --------
              Net cash used in financing activities                       (222)          (4,119)
                                                                       -------         --------

Net increase in cash                                                       176              212
Cash at beginning of period                                              2,190            1,900
                                                                       -------         --------
Cash at end of period                                                  $ 2,366         $  2,112
                                                                       =======         ========

Supplemental schedule of cash flow information -
    Cash paid during the period for interest                           $   383         $    413
                                                                       =======         ========
Supplemental schedule of non-cash investing and
  financing activities:
    Note receivable from sale of senior apartments                     $    --         $  2,765
    Notes payable assumed by the buyer of the
       senior apartments                                                    --           10,605

         See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

                                 March 31, 2000


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

The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These are condensed financial statements. To obtain a more detailed understanding of our results, one should also read the financial statements and notes in our Form 10-K for 1999, which is on file with the SEC.

The results of operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

RECENT ACCOUNTING DEVELOPMENTS

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on the financial reporting of start-up activities and organizational costs. It requires costs of start-up activities and organizational costs to be expensed when incurred and, upon adoption, the write-off as a cumulative effect of a change in accounting principle of any previously capitalized start-up or organizational costs. We adopted the provisions of SOP 98-5 on January 1, 1999 and reported a charge of approximately $96,000 in 1999 for the cumulative effect of this change in accounting principle.

(2) TRANSACTIONS WITH AFFILIATES

We have an agreement with ARV Assisted Living, Inc. ("ARV"), our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $112,000 and $116,000, for the three-month periods ended March 31, 2000 and 1999, respectively. Additionally, we pay ARV a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $44,000 and $52,000 for the three-month periods ended March 31, 2000 and 1999, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(DOLLARS IN MILLIONS)                                                                Increase/
                                                             2000        1999        (decrease)
                                                           ------      ------        ----------
Revenues:
  Rent ............................................        $  1.9      $  1.9          (2.4)%
  Assisted living .................................           0.3         0.3           1.3%
  Interest and other revenue ......................           0.1         0.1          16.8%
                                                           ------      ------         -----
          Total operating revenues ................           2.3         2.3          (2.7)%
                                                           ------      ------         -----
Costs and expenses:
  Rental property operations ......................           1.1         1.1           2.6%
  Assisted living .................................           0.1         0.1          13.9%
  General and administrative ......................           0.1         0.1         (24.1)%
  Depreciation and amortization ...................           0.3         0.3          (5.9)%
  Property taxes ..................................           0.1         0.1         (29.5)%
  Interest ........................................           0.4         0.4          (7.3)%
  Minority interest in operations .................           0.1         0.1          58.4%
                                                           ------      ------         -----
          Total costs and expenses ................           2.2         2.2          (0.6)%
                                                           ------      ------         -----
          Operating income ........................           0.1         0.1         (41.9)%
Gain on sale of property ..........................          --           4.7         100.0%
                                                           ------      ------         -----
Income before cumulative effect of change in
   accounting principle ...........................           0.1         4.8         (98.6)%
Cumulative effect of change in accounting principle            --        (0.1)        100.0%
                                                           ------      ------         -----
           Net income .............................        $  0.1      $  4.7         (98.6)%
                                                           ======      ======         =====

The decrease in rental revenue is attributable to:

         o one and a half months of rent from senior apartments in 1999 due to the sale of the three apartment projects on February 19, 1999; offset by

         o average occupancy increase at our assisted living communities to 98.5% for the three-month period ended March 31, 2000 compared to 93.4% for the three-month period ended March 31, 1999; and

         o an increase in average rental rate per occupied unit to $1,704 for the three-month period ended March 31, 2000 compared to $1,528 the three-month period ended March 31, 1999;

Assisted living and other revenues is remained constant.

The increase in rental property operations and assisted living operating expenses is attributable to increased wages of staff.

General and administrative expenses decreased due to a reduction of expenses previously allocated due to cost-cutting efforts.

The decrease in depreciation and amortization expense is related to the sale of the three senior apartments on February 19, 1999.

Property taxes decreased due to the sales of the senior apartments on February 19, 1999.

The decrease in interest expense is related to the buyers assumption of the notes payable for the three senior apartments sold on February 19, 1999.

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

During the three-month period ended March 31, 2000, cash provided by operating activities remained constant at $0.4 million compared to $0.4 million in 1999.

During the three-month period ended March 31, 2000, our net cash used in investing activities was $0.03 million compared to cash provided by investing activities of $3.9 million for the corresponding period in 1999. The decrease was a result of the sale of the three senior apartment projects in 1999.

During the three-month period ended March 31, 2000, our net cash used in financing activities was $0.2 million compared to cash used in financing activities of $4.1 million for the corresponding period in 1999. In 1999 the cash used in financing activities was the result of distribution of the sale proceeds from the senior apartment sale to the partners.

We contemplate spending approximately $300,000 for capital expenditures during 2000 for physical improvements at our communities. Funds for these improvements are expected to be available from operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                      AMERICAN RETIREMENT VILLAS PROPERTIES III,
                                      A CALIFORNIA LIMITED PARTNERSHIP


                                      By: ARV Assisted Living, Inc.,
                                          a Delaware Corporation
                                          (Managing General Partner)


                                      By: /s/ Douglas M. Pasquale
                                      -----------------------------------------
                                              Douglas M. Pasquale
                                              Chairman of the Board of ARVAL

                                              Date:  May 12, 2000


                                      By: /s/ Abdo H. Khoury
                                      -----------------------------------------
                                              Abdo H. Khoury
                                              Senior Vice President, Chief
                                              Financial Officer of ARVAL

                                              Date:  May 12, 2000

                                 EXHIBIT INDEX


            EXHIBIT
            NUMBER                        DESCRIPTION
            -------                       -----------
              27                     Financial Data Schedule