Form 10-Q
period 2000-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 2000-08-11
CIK 853274

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________


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
                                 (In thousands)

                                     ASSETS

                                                             JUNE 30,   DECEMBER 31,
                                                               2000         1999
                                                             --------   ------------
Properties, at cost:
  Land                                                       $  2,224     $  2,224
  Buildings and improvements, less accumulated
   depreciation of $3,260 and $2,976 at June 30, 2000 and
   December 31, 1999, respectively                             12,494       12,768
  Furniture, fixtures and equipment, less accumulated
   depreciation of $602 and $527 at June 30, 2000 and
   December 31, 1999, respectively                                665          746
                                                             --------     --------
               Net properties                                  15,383       15,738
Cash                                                            2,529        2,190
Restricted cash                                                   172          168
Loan fees, less accumulated amortization of $373 and $240
 at June 30, 2000 and December 31, 1999, respectively             295          401
Other assets                                                      400          289
                                                             --------     --------
                                                             $ 18,779     $ 18,786
                                                             ========     ========

                        LIABILITIES AND PARTNERS' CAPITAL

Notes payable to banks                                       $ 13,249     $ 13,323
Notes payable to others                                         2,325        2,342
Accounts payable                                                   95          116
Accrued expenses                                                  536          486
Amounts payable to affiliate                                      109          118
Distributions payable to Partners                                 107          286
                                                             --------     --------
               Total liabilities                               16,421       16,671
                                                             --------     --------

Minority interest                                                 128          115
                                                             --------     --------

Partners' capital (deficit):
  General partners' deficit                                      (135)        (139)
  Limited partners' capital, 18,666 units outstanding           2,365        2,139
                                                             --------     --------
               Total partners' capital                          2,230        2,000
                                                             --------     --------

Commitments and contingencies
                                                             $ 18,779     $ 18,786
                                                             ========     ========


          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                      Consolidated Statements of Operations
                                   (unaudited)
                        (In thousands, except unit data)

                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                                JUNE 30,               JUNE 30,
                                          -------------------     -----------------
                                           2000        1999        2000       1999
                                          -------     -------     ------    -------
REVENUES:
Rent .................................    $ 1,852     $ 1,655     $3,759    $ 3,609
Assisted living ......................        284         253        551        518
Interest and other ...................         66         202        158        311
                                          -------     -------     ------    -------
         Total operating revenues ....      2,202       2,110      4,468      4,438
                                          -------     -------     ------    -------

COSTS AND EXPENSES:
Rental property operations ...........       1072        1008      2,186      2,126
Assisted living ......................        149         156        329        313
Depreciation and amortization ........        272         231        542        519
Interest .............................        270         322        653        736
General and administrative ...........         85         103        171        189
Property taxes .......................         57          57        114        137
Advertising ..........................         28          25         57         46
                                          -------     -------     ------    -------
         Total operating costs and
          expenses ...................      1,933       1,902      4,052      4,066
                                          -------     -------     ------    -------
         Operating income ............        269         208        416        372
Income tax expense ...................          3          --          5         --
                                          -------     -------     ------    -------
Income from continuing operations
 before minority interest in income of
 majority owned entities, gain (loss)
 on sale of properties and change in
 accounting principle ................        266         208        411        372

Minority interest in income of
 majority owned entities .............         39          36        119         87
                                          -------     -------     ------    -------
Net income  before gain (loss) on sale
 of properties and change in
 accounting principle ................        227         172        292        285

Gain (loss) on sale of properties ....         --        (178)        --      4,562
                                          -------     -------     ------    -------
Net income before cumulative effect
 of change in accounting principle ...        227          (6)       292      4,847
                                          -------     -------     ------    -------
Cumulative effect of change in
 accounting principle ................         --          --         --        (96)
                                          -------     -------     ------    -------
Net income (loss) ....................    $   227     $    (6)    $  292    $ 4,751
                                          =======     =======     ======    =======
Net income per limited partner unit
 before cumulative effect of change in
 accounting principle ................      12.09          .0      15.48     259.62

Cumulative effect of change in
 accounting principle ................         --          --         --      (5.09)
                                          -------     -------     ------    -------
Net income (loss) per limited  partner
 unit ................................    $ 12.09     $    .0     $15.48    $254.53
                                          =======     =======     ======    =======


         See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                     Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                  FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,
                                                                 ---------------------
                                                                   2000         1999
                                                                 --------     --------
Cash flows from operating activities:
  Net income ................................................    $    292     $  4,751
  Adjustments to reconcile net income to net cash provided by
    Operating activities:
      Depreciation and amortization .........................         542          519
      Gain on sale of properties ............................          --       (4,562)
      Cumulative effect of change in accounting principle ...          --           96
      Increase in minority interest .........................         119            8
      Change in assets and liabilities:
        Increase in restricted cash .........................          (4)          (2)
        Increase in other assets ............................        (138)        (231)
        Increase (decrease) in accounts payable and accrued
         expenses ...........................................          29         (734)
        Increase (decrease) in amounts payable to affiliates,
         net ................................................          (9)          15
                                                                 --------     --------
              Net cash provided by (used in) operating
               activities ...................................         831         (140)
                                                                 --------     --------

Cash flows used in investing activities:
    Improvements and building construction ..................          --           --
    Proceeds from sale of properties ........................          --        3,962
    Additions to furniture, fixtures and equipment, net .....         (53)         (90)
                                                                 --------     --------
             Net cash provided by (used in) investing
              activities ....................................         (53)       3,872
                                                                 --------     --------

Cash flows from financing activities:
    Proceeds from notes payable .............................          --       13,191
    Principal repayments on notes payable to banks and others         (91)     (10,081)
    Proceeds from note receivable ...........................          --        2,765
    Distributions paid ......................................        (348)      (4,430)
                                                                 --------     --------
              Net cash provided by (used in) financing
               activities ...................................        (439)       1,445
                                                                 --------     --------

Net increase in cash ........................................         339        5,177
Cash at beginning of period .................................       2,190        1,900
                                                                 --------     --------
Cash at end of period .......................................    $  2,529     $  7,077
                                                                 ========     ========
Supplemental disclosure of cash flow information-
    Cash paid during the period for interest ................    $    765     $    808
                                                                 ========     ========

Supplemental schedule of non-cash investing and financing
 activities:
     Notes payable assumed by the buyer of the senior
      apartments ............................................          --     $ 10,605
                                                                 ========     ========


         See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 2000


(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

We prepared the accompanying condensed consolidated financial statements of American Retirement Villas Properties III, L.P. following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles ("GAAP") can be condensed or omitted.

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

RECENT ACCOUNTING DEVELOPMENTS

In April 1998, the Accounting Standard Executive Committee issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which was effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on the financial reporting of start-up activities and organizational costs. It requires costs of start-up activities and organizational costs to be expensed when incurred and, upon adoption, the write-off as a cumulative effect of a change in accounting principle of any previously capitalized start-up or organizational costs. We adopted the provision of SOP 98-5 on January 1, 1999 and reported a charge of approximately $96,000 in 1999 for the cumulative effect of this change in accounting principle.

(2) TRANSACTIONS WITH AFFILIATES

We have an agreement with ARV Assisted Living, Inc. ("ARV"), our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $ 108,384 and $ 95,372 for the three-month period and $219,994 and $210,427 for the six-month period ended June 30, 2000 and 1999 respectively. Additionally, a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement, amounted to $ 44,379 and $ 40,372 for the three-month period and $ 88,474 and $ 91,939 for the six-month period ended June 30, 2000 and 1999 respectively.

(3) SALE OF SENIOR APARTMENT PROJECTS

On February 19, 1999 we sold the three senior apartment projects for approximately $17.4 million, net of costs. In connection with the sale, we received cash of approximately $4.0 million, $2.8 million in notes receivable paid in June, and assumption of mortgage balances of approximately $10.6 million by the buyer.

(4) NOTES PAYABLE

On June 28, 1999, we obtained financing of $13.2 million on two owned communities. As part of the loan requirements, we created a wholly owned subsidiary Retirement Inns III, LLC. The loan is for 24 months and is secured by the various properties; in addition, ARV Assisted Living, our managing general partner, is a guarantor on the loan for fraud, material misrepresentation and certain covenants. The mortgage loans are due June 2001 and are in the process of being refinanced with 30-year loans. However, we have not received the approvals necessary to ensure the loans will be available.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONDENSED RESULTS OF OPERATIONS

                                                         For the Six Months
                                                           Ended June 30,
(DOLLARS IN MILLIONS)                                                      Increase/
                                                           2000    1999    (decrease)
                                                           -----   -----   ----------
Revenue:
  Rent ...............................................     $ 3.8   $ 3.6       4.2%
  Assisted living ....................................       0.6     0.5       6.4%
  Interest and other revenue .........................       0.1     0.3     (49.4)%
                                                           -----   -----    ------
          Total revenue ..............................       4.5     4.4       0.7%
                                                           -----   -----    ------
Costs and expenses:
  Rental property operations .........................       2.3     2.2       2.8%
  Assisted living ....................................       0.3     0.3       5.0%
  General and administrative .........................       0.2     0.2      (2.4)%
  Depreciation and amortization ......................       0.5     0.5       4.6%
  Property taxes .....................................       0.1     0.1     (16.9)%
  Interest ...........................................       0.7     0.7     (11.3)%
                                                           -----   -----    ------
          Total costs and expenses ...................       4.1     4.0      (0.2)%
                                                           -----   -----    ------
          Operating income ...........................       0.4     0.4      10.2%
  Minority interest in operations ....................       0.1     0.1      36.9%
                                                           -----   -----    ------
Net Income  before gain  (loss) on sale of  properties
 and change in accounting principle ..................       0.3     0.3       2.0%
                                                           -----   -----    ------
Net profit on sale of property .......................        --     4.6    (100.0)%
                                                           -----   -----    ------
Net income before cumulative effect of change in
 accounting principle ................................       0.3     4.9     (94.0)%
Cumulative effect of change in accounting principle ..        --    (0.1)   (100.0)%
                                                           -----   -----    ------
           Net income ................................     $ 0.3   $ 4.8     (93.9)%
                                                           =====   =====    ======

The increase in rental revenue is attributable to:

     o average occupancy for our assisted living communities increased to 97.3% for the six-month period ended June 30, 2000 compared to 92.7% for the six-month period ended June 30, 1999; and

     o an increase in average rental rate per occupied unit to $1,752 for the six-month period ended June 30, 2000 compared to $1,598 for the six-month period ended June 30, 1999; offset by

     o only one and a half month of rent from senior apartments in 1999 due to the sale of the three apartment projects on February 19, 1999.

The increase in assisted living revenue is attributable to an increase in assisted living average monthly revenue from $670 for the six-month period ended June 30, 1999 compared with $680 for the six-month period ended June 30, 2000.

The decrease in interest and other revenue is attributable to:

     o a lack of interest income from notes receivable in connection with the sale of three apartment projects in February 1999; offset by

     o an increase in interest earned from bank accounts which utilize commercial paper investments; and

     o a decrease in processing and other resident fees for the six-month period ended June 30, 2000 due to competitor's waiving such fees to increase occupancy.

The increase in rental property operations and assisted living operating expenses is attributable to:

     o   increased occupancy in assisted living communities; and

     o staffing requirements related to increased assisted living services provided; and

     o   increased salaries of staff; offset by

     o   a decrease in expenses from senior apartments which were sold in 1999.

General and administrative expenses decreased due to a reduction of expenses due to cost-cutting efforts.

Property taxes decreased due to the sale of the senior apartments in February 1999.

The decrease in interest expense is related to the following:

     o buyer's assumption of the notes payable for the three senior apartments sold on February 19, 1999; and

     o $112,000 recovery of the interest rate lock and commitment fees incurred in connection with the failed refinancing of certain notes payable in 1998; offset by

     o an increase in expense from refinancing in June 1999 of two communities.

                                                  For the Three Months
                                                     Ended June 30,
                    (DOLLARS IN MILLIONS)                            Increase/
                                                      2000    1999   (decrease)
                                                      ----    ----   ----------
Revenue:
  Rent .........................................      $1.9    $1.7       11.9%
  Assisted living ..............................       0.2     0.2       12.0%
  Interest and other revenue ...................       0.1     0.2      (67.1)%
                                                      ----    ----    -------
          Total revenue ........................       2.2     2.1        4.4%
                                                      ----    ----    -------
Costs and expenses:
  Rental property operations ...................       1.1     1.0        6.3%
  Assisted living ..............................       0.1     0.2       (4.0)%
  General and administrative ...................       0.1     0.1      (17.4)%
  Depreciation and amortization ................       0.3     0.2      (17.7)%
  Property taxes ...............................       0.1     0.1       (0.8)%
  Interest .....................................       0.3     0.3      (16.3)%
                                                      ----    ----    -------
          Total costs and expenses .............       2.0     1.9        1.8%
                                                      ----    ----    -------
          Operating income .....................       0.2     0.2       28.1%
  Minority interest in operations ..............       0.0     0.0       (7.2)%
                                                      ----    ----    -------
Net income before gain(loss) on sale of property       0.2     0.2       32.5%
Net loss on sale of property ...................       0.0    (0.2)    (100.0)%
                                                      ----    ----    -------
           Net income ..........................      $0.2    $0.0    (3799.7)%
                                                      ====    ====    =======


The increase in rental revenue is attributable to:

     o average occupancy for our assisted living communities increased to 96.2% for the three-month period ended June 30, 2000 compared to 92.8% for the three-month period ended June 30, 1999;

     o an increase in average rental rate per occupied unit to $1,745 for the three-month period ended June 30, 2000 compared to $1,609 for three-month period ended June 30, 1999.


The increase in assisted living revenue is attributable to an increase, noted earlier, in assisted living average monthly revenue from $674 for the three-month period ended June 30, 1999 compared with $687 for the three-month period ended June 30, 2000.

The decrease in interest and other revenue is attributable to:

     o a lack of interest income from notes receivable in connection with the sale of three apartment projects in February 1999; offset by

     o an increase in interest earned from bank accounts which utilize commercial paper investments; and

     o a decrease in processing and other resident fees for the three-month period ended June 30, 2000 due to competitor's waiving such fees to increase occupancy.

The increase in rental property operations and assisted living operating expenses is attributable to:

     o   increased occupancy in assisted living communities; and

     o staffing requirements related to increased assisted living services provided; and

     o   increased salaries of staff; offset by

     o a decrease in expenses from the senior apartments which were sold in February 1999.

Minority interest and property taxes remained relatively constant between periods.

The decrease in interest expense is related to the $112,000 recovery of the interest rate lock and commitment fees incurred in connection with the failed refinancing of certain notes payable in 1998; offset by the refinancing in June 1999 of two communities.


LIQUIDITY AND CAPITAL RESOURCES

We expect that the cash to be generated from operations of all our properties will be adequate to pay operating expenses, fund necessary capital improvements, meet required principal payments of debt and pay quarterly distributions. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

During the six-month period ended June 30, 2000, cash provided by operating activities increased to $0.8 million compared to cash used in operating activities of $0.1 million for the corresponding period in 1999.

During the six-month period ended June 30, 2000, our net cash used in investing activities was $0.05 million compared to cash provided by investing activities of $3.9 million for the corresponding period in 1999. The decrease was primarily a result of the sale of the three senior apartment projects in 1999.

During the six-month period ended June 30, 2000, our net cash used in financing activities was $0.4 million compared to $1.4 million provided by financing activities for the corresponding period in 1999. The components of which are as follows:

     o Cash provided by proceeds from refinancing of two properties in June 1999; offset by

     o   repayments of bridge loan in 1999;

     o Collection of $2.8 million receivable from the sale of apartments in the first quarter of 1999; offset somewhat by

     o Distribution of the sale proceeds from the senior apartment sale to the partners.

The mortgage loans from Banc One are due June 2001 and, are in the process of being refinanced with 30-year loans. However, the company has not received the approvals necessary to ensure the loans will be available.

Our debt agreements contain restrictive covenants requiring us to maintain a certain level of debt service coverage. At June 30, 2000, we were not in compliance with the debt service coverage ratio. We have obtained waivers for those covenants with which we were not in compliance. Had we not obtained waivers we would have been in default on certain debt agreements.

We anticipate spending approximately $300,000 for capital expenditures during 2000 for physical improvements at our communities. Funds for these improvements are expected to be available from operations.

We are not aware of any trends, other than national economic conditions which have had, or which may be reasonably expected to have, a material favorable or unfavorable impact on the revenues or income from the operations or sale of properties. We believe that if the inflation rate increases they will be able to pass the subsequent increase in operating expenses onto the residents of the communities by way of higher rental and assisted living rates. The implementation of price increases is intended to lead to an increase in revenue, however, those increases may result in an initial decline in occupancy and/or a delay in increasing occupancy. If this occurs, revenues may remain constant or even decline.

ITEM 3. QUANATITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our fixed rate notes payable. Currently, we do not utilize interest rate swaps. You should be aware that many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements" in Form-10K for the fiscal year ended December 31, 1999.

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

AMERICAN RETIREMENT VILLAS PROPERTIES III,
A CALIFORNIA LIMITED PARTNERSHIP

   By: ARV Assisted Living, Inc.,
       a Delaware Corporation
       (Managing General Partner)

       By: /s/ Douglas M. Pasquale
           --------------------------------------
           Douglas M. Pasquale
           President, Chief Executive Officer and
           Chairman of the Board of ARV Assisted Living, Inc., General Partner

           Date: August 11, 2000

       By: /s/ Abdo H. Khoury
           --------------------------------------
           Abdo H. Khoury
           Senior Vice President and
           Chief Financial Officer of ARV Assisted Living, Inc., General Partner

           Date:  August 11, 2000

                                 EXHIBIT INDEX


Exhibit Number                     Description
--------------                     -----------

     27             Financial Data Schedule