Form 10-Q
period 2000-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 2000-11-14
CIK 853274

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________________ TO ________________


                         COMMISSION FILE NUMBER: 0-26470


                           AMERICAN RETIREMENT VILLAS
                              PROPERTIES III, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           CALIFORNIA                                    33-365417
-------------------------------                     -------------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


 FISCHER AVENUE, D-1 COSTA MESA, CA                        92626
---------------------------------------             -------------------
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
                                 (In thousands)

                                     ASSETS

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2000           1999
                                                             -------------   ------------

Properties, at cost:
  Land                                                         $  2,224       $  2,224
  Buildings and improvements, less accumulated
    depreciation of $3,400 and $2,976 at September 30,
    2000 and December 31, 1999, respectively                     12,363         12,768
  Furniture, fixtures and equipment, less accumulated
    depreciation of $655 and $527 at September 30, 2000
    and December 31, 1999, respectively                             637            746
                                                               --------       --------
               Net properties                                    15,224         15,738
Cash                                                              2,706          2,190
Restricted cash                                                     174            168
Loan fees, less accumulated amortization of $448 and $240           220            401
  at September 30, 2000 and December 31, 1999, respectively
Other assets                                                        393            289
                                                               --------       --------
                                                               $ 18,717       $ 18,786
                                                               ========       ========

                       LIABILITIES AND PARTNERS' CAPITAL

Notes payable to banks                                         $ 13,211       $ 13,323
Notes payable to others                                           2,315          2,342
Accounts payable                                                    105            116
Accrued expenses                                                    566            486
Amounts payable to affiliate                                        104            118
Distributions payable to partners                                   109            286
                                                               --------       --------
               Total liabilities                                 16,410         16,671
                                                               --------       --------

Minority interest                                                   136            115
                                                               --------       --------

Partners' capital (deficit):
  General partners' deficit                                        (137)          (139)
  Limited partners' capital, 18,666 units outstanding             2,308          2,139
                                                               --------       --------
               Total partners' capital                            2,171          2,000
                                                               --------       --------

Commitments and contingencies                                  $ 18,717       $ 18,786
                                                               ========       ========

               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)

                      Consolidated Statements of Operations
                                   (unaudited)
                        (In thousands, except unit data)

                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                            ------------------      ------------------
                                             2000        1999        2000        1999
                                            ------     -------      ------     -------

REVENUES:
Rent                                        $1,902     $ 1,704      $5,662     $ 5,313
Assisted living                                278         234         829         753
Interest and other                              66          89         223         399
                                            ------     -------      ------     -------
         Total operating revenues            2,246       2,027       6,714       6,465
                                            ------     -------      ------     -------

COSTS AND EXPENSES:
Rental property operations                   1,112       1,085       3,297       3,210
Assisted living                                171         172         500         485
Depreciation and amortization                  280         279         822         798
Interest                                       380         383       1,033       1,119
General and administrative                     106          67         278         254
Property taxes                                  58          57         172         195
Advertising                                     20          21          78          69
                                            ------     -------      ------     -------
         Total operating costs and
           expenses                          2,127       2,064       6,180       6,130
                                            ------     -------      ------     -------
         Operating income                      119         (37)        534         335
Income tax expense                               3          --           8          --
                                            ------     -------      ------     -------

Income (loss) from continuing operations
  before minority interest in income of
  majority owned entities, gain on sale
  of properties and change in
  accounting principle                         116         (37)        526         335
Minority interest in income of
  majority owned entities                       65          43         183         130
                                            ------     -------      ------     -------
Net income (loss) before gain on sale
  of properties and change in
  accounting principle                          51         (80)        343         205

Gain on sale of properties                      --          --          --       4,562
                                            ------     -------      ------     -------
Net income (loss) before cumulative effect
  of change in accounting principle             51         (80)        343       4,767
Cumulative effect of change in
  accounting principle                          --          --          --         (96)
                                            ------     -------      ------     -------

Net income (loss)                           $   51     $   (80)     $  343     $ 4,671
                                            ======     =======      ======     =======
Net income (loss) per limited partner
  unit before cumulative effect of
  change in accounting principle              2.71       (4.29)      18.19      255.33
Cumulative effect of change in
  accounting principle                          --          --          --       (5.09)
                                            ------     -------      ------     -------
Net income (loss) per limited partner
  unit                                      $ 2.71     $.(4.29)     $18.19     $250.24
                                            ======     =======      ======     =======

               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)

                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                            ----------------------
                                                             2000           1999
                                                            -------       --------
Cash flows from operating activities:
  Net income                                                $   343       $  4,671
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                             822            798
      Gain on sale of properties                                 --         (4,562)
      Cumulative effect of change in
      accounting principle                                       --             96
      Increase in minority interest                             184             13
      Change in assets and liabilities:
         Increase in restricted cash                             (6)            (4)
         Increase in other assets                              (103)          (660)
         Increase (decrease) in accounts payable and
           accrued expenses                                      69           (436)
         Increase (decrease) in amounts payable to
           affiliates, net                                      (14)            95
                                                            -------       --------
              Net cash provided by operating activities       1,295             11
                                                            -------       --------

Cash flows used in investing activities:
    Proceeds from sale of properties                             --          3,962
    Additions to furniture, fixtures and equipment, net        (127)           (47)
                                                            -------       --------
             Net cash provided by (used in)
               investing activities                            (127)         3,915
                                                            -------       --------

Cash flows from financing activities:
    Proceeds from notes payable                                  --         13,361
    Principal repayments on notes payable to
      banks and others                                         (139)       (10,144)
    Proceeds from note receivable                                --          2,765
    Distributions paid                                         (513)        (9,447)
                                                            -------       --------
              Net cash used in financing activities            (652)        (3,465)
                                                            -------       --------

Net increase in cash                                            516            461
Cash at beginning of period                                   2,190          1,900
                                                            -------       --------
Cash at end of period                                       $ 2,706       $  2,361
                                                            =======       ========
Supplemental disclosure of cash flow information-
    Cash paid during the period for interest                $ 1,145       $  1,090
                                                            =======       ========

Supplemental schedule of non-cash investing and
  financing activities:
     Notes payable assumed by the buyer of the senior
       apartments                                                --       $ 10,605
                                                            =======       ========


               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 2000

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

USE OF ESTIMATES

In preparing the financial statements conforming to GAAP, we have made estimates and assumptions that affect the following:

   o Reported amount of assets and liabilities at the date of the financial statements;

   o Disclosure of contingent assets and liabilities at the date of the financial statements; and

   o  Reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

(2) TRANSACTIONS WITH AFFILIATES

We have an agreement with ARV Assisted Living, Inc. ("ARV"), our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $ 110,346 and $ 104,941 for the three-month period and $330,340 and $315,368 for the nine-month period ended September 30, 2000 and 1999 respectively. Additionally, a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement, amounted to $ 53,206 and $ 23,798 for the three-month period and $ 141,680 and $ 115,737 for the nine-month period ended September 30, 2000 and 1999 respectively.

(3) SALE OF SENIOR APARTMENT PROJECTS

On February 19, 1999 we sold the three senior apartment projects for approximately $17.4 million, net of costs. In connection with the sale, we received cash of approximately $4.0 million, $2.8 million in notes receivable paid in June 1999, and assumption of mortgage balances of approximately $10.6 million by the buyer.

(4) NOTES PAYABLE

On June 28, 1999, we obtained financing of $13.2 million on two owned communities. As part of the loan requirements, we created a wholly owned subsidiary Retirement Inns III, LLC. The loan is for 24 months and is secured by the various properties; in addition, ARV Assisted Living Inc., our managing general partner, is a guarantor on the loan for fraud, material misrepresentation and certain covenants. The mortgage loans are due June 2001 and are in the process of being refinanced with 35-year loans. We have received a commitment letter on one of the loans and anticipate closing in the fourth quarter of 2000. However, the partnership can not guaranty that the long-term loan will be obtained.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

This 10-Q report contains forward-looking statements, including statements regarding, among other items:

o   our business strategy;

o   our liquidity requirements and ability to obtain financing;

o   the level of future capital expenditures;

o   the impact of inflation and changing prices; and

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

o   access to capital necessary for acquisitions and development;

o   our ability to manage growth;

o   governmental regulations;

o   competition; and

o   other risks associated with the assisted living industry.

Although we believe we have the resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurances that events anticipated by these forward-looking statements will in fact transpire as expected.

CONDENSED RESULTS OF OPERATIONS

                                                        For the Nine Months
                                                        Ended September 30,
                                                        ------------------    Increase/
                                                         2000       1999      (decrease)
                                                         -----      -----     ----------
                                                              (DOLLARS IN MILLIONS)
Revenue:
  Rent                                                   $5.66      $5.31          6.6%
  Assisted living                                         0.83       0.76         10.2%
  Interest and other revenue                              0.22       0.40        (44.2)%
                                                         -----      -----       ------
          Total revenue                                   6.71       6.47         3.86%
                                                         -----      -----       ------
Costs and expenses:
  Rental property operations                              3.30       3.21          2.7%
  Assisted living                                         0.50       0.49          3.0%
  General and administrative                              0.36       0.32         10.3%
  Depreciation and amortization                           0.82       0.80          3.1%
  Property taxes                                          0.17       0.19        (11.7)%
  Interest                                                1.03       1.12         (7.7)%
                                                         -----      -----       ------
          Total costs and expenses                        6.18       6.13          0.9%
                                                         -----      -----       ------
          Operating income                                0.52       0.34         59.3%
  Minority interest in operations                         0.18       0.13         41.6%
                                                         -----      -----       ------
Net income before gain (loss) on sale of
  properties and change in accounting principle           0.34       0.21         66.7%
                                                         -----      -----       ------
Net profit on sale of property                              --       4.56       (100.0)%
                                                         -----      -----       ------
Net income before cumulative effect of change in
  accounting principle                                    0.34       4.77        (92.8)%
Cumulative effect of change in accounting principle         --      (0.10)      (100.0)%
                                                         -----      -----       ------
           Net income                                    $0.34      $4.67        (96.8)%
                                                         =====      =====       ======

The increase in rental revenue is attributable to:

   o average occupancy for our assisted living communities increased to 96.5% for the nine-month period ended September 30, 2000 compared to 93.3% for the nine-month period ended September 30, 1999; and

   o an increase in average rental rate per occupied unit to $1,719 per month for the nine-month period ended September 30, 2000 compared to $1,566 per month for the nine-month period ended September 30, 1999; offset by

   o only one and a half month of rent from senior apartments in 1999 due to the sale of the three apartment projects on February 19, 1999.

The increase in the assisted living revenue is attributable to an increase in assisted living rate from $683 per month for the nine-month period ended September 30, 1999 compared to $707 per month for the nine-month period ended September 30, 2000.

The decrease in interest and other revenue is attributable to:

   o a decrease in processing and other resident fees for the nine-month period ended September 30, 2000 due to competitor's waiving such fees to increase occupancy; and

   o a lack of interest income from notes receivable in connection with the sale of three apartment projects in February 1999; and

   o  a lack of other income from Claremont Senior Partner note; offset by

   o an increase in interest earned from bank accounts which utilize commercial paper investments.

The increase in rental property operations and assisted living operating expenses is attributable to:

   o  increased occupancy in assisted living communities; and

   o staffing requirements related to increased assisted living services provided; and

   o  increased salaries of staff and fringe benefits; offset by

   o  a decrease in expenses from senior apartments which were sold in 1999.

The increase in general and administrative expenses is attributable to:

   o  increased administration fees paid to our managing general partner; and

   o  increased marketing and advertising expenses; and

   o increased legal expenses related to the recovery of the interest rate lock and commitment fees incurred in connection with the failed refinancing of certain notes payable in 1998; offset by

   o a reduction of expenses, that were previously allocated to G&A due to cost-cutting efforts.

Property taxes decreased due to the sale of the senior apartments in February 1999.

The decrease in interest expense is related to the following:

   o a recovery of $112,000 of the interest rate lock and commitment fees incurred in connection with the failed refinancing of certain notes payable in 1998; and

   o buyer's assumption of the notes payable for the three senior apartments sold on February 19, 1999; offset by

   o  an increase in expense from refinancing in June 1999 of two communities.

Minority interest in income of majority owned entities increased due to an increased in net income of an affiliated partnership.

                                                  For the Three Months
                                                  Ended September 30,
                                                  --------------------  Increase/
                                                    2000       1999     (decrease)
                                                    -----      -----    ----------
                                                        (DOLLARS IN MILLIONS)
Revenue:
  Rent                                              $1.90     $ 1.70       11.7%
  Assisted living                                    0.28       0.23       18.5%
  Interest and other revenue                         0.07       0.09      (26.1)%
                                                    -----     ------     ------
          Total revenue                              2.25       2.02       10.8%
                                                    -----     ------     ------
Costs and expenses:
  Rental property operations                         1.11       1.08        2.5%
  Assisted living                                    0.17       0.17       (0.5)%
  General and administrative                         0.14       0.09       44.1%
  Depreciation and amortization                      0.28       0.28        0.2%
  Property taxes                                     0.06       0.06        0.7%
  Interest                                           0.38       0.38       (0.8)%
                                                    -----     ------     ------
          Total costs and expenses                   2.14       2.06        3.2%
                                                    -----     ------     ------
          Operating income (loss)                    0.11      (0.04)     415.7%
  Minority interest in operations                    0.06       0.04       51.0%
                                                    -----     ------     ------
           Net income (loss)                        $0.05     $(0.08)     163.8%
                                                    =====     ======     ======

The increase in rental revenue is attributable to:

   o average occupancy for our assisted living communities increased to 95% for the three-month period ended September 30, 2000 compared to 93% for the three-month period ended September 30, 1999; and

   o an increase in average rental rate per occupied unit to $1,762 per month for the three-month period ended September 30, 2000 compared to $1,612 per month for three-month period ended September 30, 1999.

The increase in assisted living revenue is attributable to an increase, noted earlier, in the assisted living rate from $651 per month for the three-month period ended September 30, 1999 compared to $711 per month for the three-month period ended September 30, 2000.

The decrease in interest and other revenue is attributable to:

   o a decrease in processing and other resident fees for the three-month period ended September 30, 2000 due to a competitor's waiving such fees to increase occupancy; while

   o  interest income remained relatively constant between periods.

The increase in rental property operations and assisted living operating expenses is attributable to:

   o  increased occupancy in assisted living communities; and

   o staffing requirements related to increased assisted living services provided; and

   o  increased salaries of staff and fringe benefits; offset by

   o  a reduction of expenses due to cost-cutting efforts.

General and administrative expenses increased due to:

   o  increased administration fees paid to our managing general partner; and

   o increased legal expenses related to the recovery of the interest rate lock and commitment fees incurred in connection with the failed refinancing of certain notes payable in 1998.

Property taxes and interest expense remained relatively constant between periods.

Minority interest in operation increased due to an increase in net income of an affiliate partner.

LIQUIDITY AND CAPITAL RESOURCES

We expect that the cash to be generated from operations of all our properties and an ability to refinance certain assisted living communities will be adequate to pay operating expenses, fund necessary capital improvements, meet required principal payments of one of the debt and pay quarterly distributions. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

During the nine-month period ended September 30, 2000, cash provided by operating activities increased to $1.3 million compared to $0.01 million cash provided by operating activities for the corresponding period in 1999.

During the nine-month period ended September 30, 2000, our net cash used in investing activities was $0.1 million compared to cash provided by investing activities of $3.9 million for the corresponding period in 1999. The decrease was primarily a result of the sale of the three senior apartment projects in 1999.

During the nine-month period ended September 30, 2000, our net cash used in financing activities was $0.6 million compared to $3.5 million for the corresponding period in 1999. The components of which are as follows:

   o Cash provided by proceeds from refinancing of two properties in June 1999; offset by

   o  repayments of bridge loan in 1999;

   o Collection of $2.8 million receivable from the sale of apartments in the first quarter of 1999; offset by

   o Distribution of the sale proceeds from the senior apartment sale and refinancing proceeds, as noted above, to the partners.

The $13.2 million mortgage loans are due June 2001 and, are in the process of being refinanced with 35-year loans. We have received a commitment letter on one of the loans and anticipate closing in the fourth quarter of 2000. However, the partnership can not guaranty completion of this long term financing.

Our debt agreements contain restrictive covenants requiring us to maintain a certain level of debt service coverage. At September 30, 2000, we were not in compliance with the debt service coverage ratio. We have obtained waivers for those covenants with which we were not in compliance. Had we not obtained waivers we would have been in default on certain debt agreements.

We have accepted an offer to sell one of the assisted living communities we own in partnership with Bradford Square, LP. We anticipate closing this transaction in the fourth quarter of 2000.

We anticipate spending approximately $200,000 for capital expenditures during 2000 for physical improvements at our communities. Funds for these improvements are expected to be available from operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                Date:  November 14, 2000

        By: /s/ Abdo H. Khoury
            -------------------------------------
                Abdo H. Khoury
                Senior Vice President and
                Chief Financial Officer of
                ARV Assisted Living, Inc.,
                General Partner

                Date:  November 14, 2000