Form 10-K405
period 2000-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 2001-04-02
CIK 853274

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER: 0-26470

                                ----------------

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           CALIFORNIA                                           33-0365417
  (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

      245 FISCHER AVENUE, SUITE D-1
         COSTA MESA, CALIFORNIA                                     92626
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

                                ----------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 751-7400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                 TITLE OF CLASS
                          UNITS OF LIMITED PARTNERSHIP

                                ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $18,666,480 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's units are assumed to be affiliates). The number of Units outstanding as of March 30, 2001 was 18,666.

================================================================================

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                        A CALIFORNIA LIMITED PARTNERSHIP

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                                                           PAGE
                                                                           ----
PART I

Item 1:   Business........................................................   3
Item 2:   Properties.....................................................    9
Item 3:   Legal Proceedings..............................................    9
Item 4:   Submission of Matters to a Vote of Unit Holders................    9

PART II

Item 5:   Market for Registrant's Common Equity and
          Related Unit Holders Matters...................................   10
Item 6:   Selected Financial Data........................................   10
Item 7:   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................   10

Item 7a:  Quantitative and Qualitative Disclosures About Market Risk.....   14
Item 8:   Financial Statements and Supplementary Data....................   14
Item 9:   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure............................   14

PART III

Item 10:  Directors and Executive Officers of the Registrant.............   15
Item 11:  Executive Compensation........................................    16
Item 12:  Security Ownership of Certain Beneficial Owners
          and Management.................................................   17
Item 13:  Certain Relationships and Related Transactions.................   17

PART IV

Item 14:  Exhibits and Financial Statement Schedules,
          and Reports on Form 8-K........................................   19

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     American Retirement Villas Properties III, L.P. ("ARVP III"), is the owner and operator of two assisted living communities, which house and provide personal care and support services to senior residents. The two assisted living communities currently in operation are located in Camarillo, California and Chandler, Arizona and contain an aggregate of 287 units. On February 19, 1999, we sold three senior apartment complexes we previously owned for approximately $17.9 million. During the third quarter of 2000, we accepted an offer to sell a community that we own in partnership with Bradford Square L.P. On December 21, 2000, we sold that community for $8.0 million.

     ARVP III is a California limited partnership that was formed in June of 1989 to develop, finance, acquire and operate senior citizen housing. As at December 31, 2000 the general partners of ARVP III were ARV Assisted Living, Inc. ("ARVAL" or "General Partner"), which serves as the Managing General Partner, Gary L. Davidson, John A. Booty, John S. Jason, Tony Rota, and David P. Collins (collectively known as " Special Limited Partners"). During fiscal year 2000, Messrs. Davidson, Booty, Jason and Rota elected to become special limited partners of ARVP III and, therefore, as of March 7, 2001 an amendment to our Certificate of Limited Partnership was filed with the State of California indicating that ARVAL is our only general partner. Our General Partner makes all decisions concerning property acquisitions and dispositions of the communities, subject to ARVP III limited partners' rights to approve or disapprove of the sale of substantially all of our assets.

     On September 15, 1989, we began offering a total of 35,000 units at $1,000 per unit. The offering terminated on October 31, 1992 and we realized gross offering proceeds of $18,665,000. In January and March of 1993, we repurchased 10 units for $8,500 and 3 units for $2,550, from certain of our limited partners. In the same period we resold 13 units for $14,000. During 1993, we applied for and earned block grants totaling a gross amount of approximately $1,081,000 allocated to two of our properties. Total grant funds received amounted to approximately $1,059,000. All of the proceeds from the offering and a portion of the proceeds from the block grants were allocated to, and spent on properties, which we own either directly or through our interest as managing general partner that holds title to the respective property.

     Although the offering memorandum contained no definite plan to sell any Assisted Living Communities ("ALCs") in accordance with a timetable, our general partner projected that ARVP III might sell or finance an ALC after operating that ALC for a five to seven years period. We have no definite plans to sell our remaining ALCs at this time. Any future decision regarding sale of our ALCs will be dependent upon the current and projected operating performance, our needs, the availability of buyers and buyers' financing and, in general, the relative merits of continued operation as opposed to sale. On any sale, we may accept purchase money obligations, unsecured or secured by mortgages as payment, depending upon then prevailing economic conditions that are customary in the area in which the property is located, credit of the buyer and available financing alternatives. In such event, distribution of the sale proceeds to our partners may be delayed until the notes are paid at maturity, sold, refinanced or otherwise liquidated.

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

     Aging Population. The primary consumers of long-term health care services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to the U.S. Bureau of Census data, the segment of the population over 65 years of age is currently 13% of the total population, or 35 million people. That number is projected to grow to 20% of the total population, or 70 million people, by the year 2030. Additionally, the number of people aged 85 and older, which comprises the largest percentage of residents at long-term care facilities, is currently 4.4 million and is projected to increase to 8.9 million by the year 2030.

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

     These cost containment measures have produced a "push-down" effect. As the number of patients being "pushed down" from acute care hospitals to skilled nursing facilities increases, the demand for residential options such as ALCs to serve patients who historically have been served by skilled nursing facilities will also increase. In addition, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services (and fees) to subacute patients requiring very high levels of nursing care. As the acuity level of skilled nursing facility patients rises, the supply of nursing facility beds will be filled by patients with higher acuity needs who pay higher fees. This will provide opportunities for ALCs to increase their occupancy and services to residents requiring lower levels of care than patients in skilled nursing facilities generally receive.

OUR ASSISTED LIVING SERVICES

     We provide services and care that are designed to meet the individual needs of our residents. The services provided are designed to enhance both the physical and mental wellbeing of seniors in each of our ALCs by promoting their independence and dignity in a home-like setting. Our assisted living program includes the following:

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

o Basic Service and Care Package. The basic service and care package at our ALCs generally includes:

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

     In addition to the base rent, we typically charge between $375 and $1,700 per month plus additional charges for higher levels of assisted living services. Fee levels vary from community to community and we may charge additional fees for other specialized assisted living services. We expect that an increasing number of residents will use additional levels of services as they age in our ALCs. Our internal growth plan is focused on increasing revenue by continuing to improve our ability to provide residents with these services.

     There can be no assurance that any ALC will be substantially occupied at our set rates at any time. In addition, we may only be able to lease the units in our ALCs at rates below our set rates due to limitations imposed on rates by local market conditions or other factors. Even if we achieve substantial occupancy at our set rates, our set rates may not allow for our projected cost recovery and profit if operating expenses increase. In addition, in order to increase our set rates, we must provide advance notice of rate increases, generally at least 30 days. Because of this advance notice requirement, we are not able to reflect cost increases in our set rates until at least several months after such cost increases occur.

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

     We arrange for these services to be provided to residents as needed in consultation with their physicians and families. At the present time, both of our ALCs have a comprehensive Wellness Program.

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

     Certain risks are inherent with the operation of ALCs. These risks include, but are not limited to:

     o    our ability to access capital necessary for operations of our ALCs;

     o    governmental regulation;

     o    competition; and

     o    risks common to the assisted living industry.

DEPENDENCE ON THE AVAILABILITY OF ADEQUATE CAPITAL

     We depend heavily on our ability to obtain adequate capital to fund our operations. Our estimated capital needs for operations over the next 12 months are $163,496. As of December 31, 2000, we had $8.4 million in cash and cash equivalents. This means we have cash and cash equivalents to meet our estimated capital needs for operations for the next 12 months. If, however our operations costs exceed our projections, we may have to obtain significant additional financing. There is no assurance that we will be able to obtain the financing on a timely basis, if at all. If we are unable to obtain the required financing on a timely basis we may not be able to execute our business plan.

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

     Obtaining Residents and Maintaining Rates. As of December 31, 2000, our ALCs had a combined occupancy rate of 98.7%. Occupancy may drop in our existing ALCs, primarily due to:

     o    changes in the health of residents;

     o increased competition from other assisted living providers, particularly those offering newer ALCs;

     o    the reassessment of residents' physical and cognitive state.

     There can be no assurance that any ALC will be substantially occupied at our set rates at any time. In addition, we may only be able to lease the units in our ALCs at rates below our set rates due to limitations imposed on rates by local market conditions or other factors. Even if we achieve substantial occupancy at our set rates, our set rates may not allow for our projected cost recovery and profit if operating expenses increase. In addition, in order to increase our set rates, we must provide advance notice of rate increases, generally at least 30 days. Because of this advance notice requirement, we are not able to reflect cost increases in our set rates until at least several months after such cost increases occur. In addition, if we fail to generate sufficient revenue, we may be unable to make interest and principal payments on our indebtedness.

    General Real Estate Risks. The performance of our ALCs is influenced by factors generally affecting real estate investments, and real estate risks specific to ALCs including:

     o an oversupply of, or a reduction in demand for, ALCs in a particular market;

     o    the attractiveness of properties to residents;

     o zoning, rent control, environmental quality regulations or other regulatory restrictions;

     o    competition from other forms of housing;

     o    our ability to provide adequate maintenance and insurance;

     o    general economic climates;

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

     Requirements Imposed by Laws Benefiting Disabled Persons. Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require us to modify existing and planned properties to allow disabled persons to access the properties. We believe that our properties are either substantially in compliance with present requirements or are exempt from them. However, if required changes cost more than anticipated, or must be made sooner than anticipated, we would incur additional costs. Further legislation, or amendments to the current legislation, may impose requirements with respect to ensuring access of disabled persons to our properties, and the costs of compliance could be substantial.

     Geographic Concentration. One of our ALCs is located in Camarillo, California and one ALC is located in Chandler, Arizona. The market value of these ALCs and the income generated from properties could be negatively affected by changes in local and regional economic conditions, specific laws and the regulatory environment in these states, and by acts of nature. We cannot provide assurance that such geographic concentration will not have an adverse impact on our business, financial condition, operating results and prospects.

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

ITEM 2. PROPERTIES

     The following table sets forth, as of December 31, 2000 the location of each of our ALCs, the date on which operations commenced at each such ALC, the number of units at each ALC, and our interest in each ALC.

                                     COMMENCED
COMMUNITY            LOCATION        OPERATIONS       UNITS      INTEREST
---------            --------        ----------       -----      ---------
Chandler Villas      Chandler, AZ    September 1992    164       Fee Owned
Villa Las Posas      Camarillo, CA   December 1997     123       Fee Owned

PROMISSORY NOTES RESULTING FROM THE SALE OF HERITAGE POINTE CLAREMONT

     In September 1993, we contracted to sell our then owned Heritage Pointe Claremont to Claremont Senior Partners ("CSP") for $12,281,900. Our General Partner is a special limited partner of CSP. The transaction closed on December 30, 1993. The consideration we received from CSP in the sale of Heritage Pointe Claremont ALC consisted of both $10,000 in cash and cash equivalents and $12,271,900 in the form of a promissory note.

     The promissory note bears interest at 8.0% and the outstanding balance and interest are payable from excess cash flows as defined in the CSP partnership agreement. The promissory note is secured by certain CSP partners' interests in CSP and matures on January 25, 2010.

     Upon the receipt of the principal and interest payment from CSP in April 1996 and January 1995, a sufficient investment as defined by Statements of Financial Accounting Standards Board No. 66 was made and the sale was recognized. As CSP's excess cash flows do not currently exceed the interest payment requirements, SFAS 66 requires profit on the sale to be recognized under the cost recovery method as payments are received on the notes. We received interest payments on these note totaling $12,000, $54,600, $134,000 for the years ended December 31, 2000, 1999 and 1998 respectively.

ITEM 3. LEGAL PROCEEDINGS

     On June 15, 1999, we, along with five other California limited partnerships of which ARVAL is the managing general partner including American Retirement Villas Properties II, Casa Bonita Fullerton, Ltd., Collwood Knolls, L.P., and San Gabriel Retirement Villa, L.P. (collectively, the "ARV Partnerships") filed an action in the Superior Court for the State of California, County of Orange, seeking a declaratory judgment and damages for breach of contract, promissory estoppel, fraud and negligent misrepresentation against PRN Mortgage Capital, L.L.C. and Red Mountain Funding, L.L.C. ("Defendants"). Defendants filed a counter-claim for amounts allegedly due under loan commitments between Defendants and the ARV Partnerships. In July 2000, the ARV Partnerships settled the dispute with the Defendants. We have received and recorded all amounts due as a result of the settlement. We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity .

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     No matters were submitted to Unit Holders in the fourth quarter of the fiscal year.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

     There is no established public trading market for our securities.

     As of March 30, 2001, there were approximately 1,759 Unit Holders of record owning 18,666 units. For the years ended December 31, 2000, 1999 and 1998, we made distributions of $226.99 per limited partner unit, $511.24 per limited partner unit and $68.75 per limited partner unit, respectively. Distributions for 2000 represent a distribution of earnings of $218.08 and a return of capital of $8.92. Distributions for 1999 represent a distribution of earnings of $252.81 and a return of capital of $258.43. All of the distributions during 1998 represented a return of capital to the Unit Holders.

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

                                                   2000       1999        1998        1997       1996
                                                  -------    -------    --------     -------    -------
                                                             (In thousands, except unit data)
Revenues .....................................    $ 8,994    $ 8,645    $  9,490     $ 6,333    $ 6,140
Net income (loss) ............................      4,111      4,767        (378)        229        483
Net income (loss) (per limited partner unit) .     218.08     252.81      (20.06)      12.27      25.63
Total assets .................................     21,315     18,786      31,679      31,241     25,300
Partners' capital ............................      1,832      2,000       6,873       8,547      8,318
Long-term obligations ........................     13,177     15,665      23,072      20,889     16,023
Distributions of earnings (per limited partner
    unit) ....................................     218.08     252.81          --          --      25.02
Distributions - return of capital (per limited
    partner units) ...........................       8.92     258.43       68.75          --         --
Total distributions (per limited partner unit)     226.99     511.24       68.75          --      25.02

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

     We expect that cash generated from the operations of our properties will be adequate to pay operating expenses and provide distributions to our partners. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities. For the year ended December 31, 2000, net cash provided by operating activities was $1.8 million compared to $1.0 million for the year ended December 31, 1999 and $0.6 million for the year ended December 31, 1998.

     Net cash provided by investing activities was $7.5 million for the year ended December 31, 2000 as compared to net cash provided by investing activities of $3.8 million for the year ended December 31, 1999, and net cash used in investing activities of $0.9 million for the year ended December 31, 1998. The increase in 2000 was primarily a result of proceeds from the sale of ARVP III/Bradford Square Ltd., sold on December 31, 2000 for $8.0 million.

     Net cash used in financing activities was $3.1 million for the year ended December 31, 2000 as compared to net cash used in financing activities of $4.5 million for the year ended December 31, 1999, and net cash provided by financing activities of $1.2 million for the year ended December 31, 1998. Our financing activities in 2000 consisted of:

     o    principal repayments on notes payable,

     o    cost acquired in related to refinancing on our two ALCs, and

     o    distributions made to partners.

     Our General Partner's Board of Directors approved the refinancing of the assisted living communities in July 1998 to:

     o take advantage of lower fixed interest rates available at the time through the commercial mortgage backed security market;

     o    provide a return of equity to ARVP III's limited partners; and

     o    borrow against the increased value of these properties.

     On June 28, 1999 we obtained financing on our two ALCs through a loan agreement with a major financial institution in the aggregate principle amount of $13.4 million at an interest rate of 9.15% per annum with a maturity date of June 28, 2001. As required by the loan agreement, we created a wholly owned subsidiary, Retirement Inns III, LLC as a special purpose entity for the financial situation. Our General Partner is a guarantor on the loan for fraud, material misrepresentation and certain covenants.

    During the fourth quarter of 2000, we received a commitment to refinance the loan with respect to one of the two ALCs into a thirty-five year HUD backed loan bearing interest at a rate of 8.06% per annum. We closed the refinancing transaction in January 2001. With respect to the loan on the other ALC, the maturity date has been extended to January 2002.

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

CAPITAL RESOURCES

     We estimate that we will incur approximately $163,000 for capital expenditures during 2001 for physical improvements at our two ALCs. The funds for these improvements should be available from operations.

     There are no known material trends, favorable or unfavorable, in our capital resources, and there is no expected change in the mix of such resources.

RESULTS OF OPERATIONS

The Year Ended December 31, 2000 as compared to the Year Ended December 31, 1999


(DOLLARS IN MILLIONS)                                                                 Increase/
                                                             2000         1999       (decrease)
                                                            ------       ------      ----------
Revenues:
  Rent .............................................        $ 7.58       $ 7.14           6.2%
  Assisted living ..................................          1.12         1.02           9.2%
  Interest and other revenue .......................          0.29         0.48         (38.3)%
                                                            ------       ------        ------
          Total revenue ............................          8.99         8.64          4.00%
                                                            ------       ------        ------
Costs and expenses:
  Rental property operations .......................          4.42         4.28           3.3%
  Assisted living ..................................          0.68         0.66           3.9%
  General and administrative .......................          0.51         0.41          21.5%
  Depreciation and amortization ....................          1.10         1.06           3.8%
  Property taxes ...................................          0.23         0.25          (8.9)%
  Interest .........................................          1.41         1.50          (6.1)%
                                                            ------       ------        ------
          Total costs and expenses .................          8.35         8.16           2.3%
                                                            ------       ------        ------
          Operating income .........................          0.64         0.48          33.3%
Gain on sale of properties .........................          4.82         4.56           5.7%
                                                            ------       ------        ------
Income (loss) before minority interest and change in
  accounting principle .............................          5.46         5.04           8.3%
Minority interest in operations ....................          1.34         0.18         648.4%
                                                            ------       ------        ------
Income(loss) before change in accounting principle .          4.12         4.86         (15.2)%
Cumulative effect of change in accounting principle             --        (0.10)       (100.0)%
                                                            ------       ------        ------
           Net income ..............................        $ 4.12       $ 4.76         (13.4)%
                                                            ======       ======        ======

The increase in assisted living community rental revenue of $0.44 million from $7.14 million for the year ended December 31, 1999 to $7.58 million for the year ended December 31, 2000, or 6.2%, is primarily attributable to:

     o average occupancy for our assisted living communities increased to 96.8% for the year ended December 31, 2000 as compared with 94.7% the year ended December 31, 1999;

     o an increase in average rental rate per occupied unit to $1,723 for the year ended December 31, 2000 as compared with $1,663 for the year ended December 31, 1999;

     o offset by one and one-half months of rent from the senior apartments in 1999 which were sold on February 19, 1999.

The increase in assisted living revenue of $0.10 million from $1.02 million for the year ended December 31, 1999 to $1.12 million for the year ended December 31, 2000, or 9.2%, is primarily attributable to:

     o an increase in the assisted living rate from $673 per month for the year ended December 31, 1999 compared to $701 per month for the year ended December 31, 2000;

     o offset by the loss of one-third of one month's revenue from Bradford Square which was sold on December 21, 2000.

The decrease in interest and other revenue of $0.19 million from $0.48 million for the year ended December 31, 1999 to $0.29 million for the year ended December 31, 2000, or (38.3)%, is primarily attributable to:

     o a decrease in processing and other resident fees for the twelve-month period ended December 31, 2000 due to competitor's waiving such fees to increase occupancy;

     o a lack of interest income from notes receivable in connection with the sale of three apartment projects in February 1999; and

     o    a decrease in other income from the Claremont Senior Partner note;

     o offset by an increase in interest earned from bank accounts which utilize commercial paper investments.

The increase in rental property operations and assisted living operating expenses of $0.14 million from $4.28 million for the year ended December 31, 1999 to $4.42 million for the year ended December 31, 2000, or 3.3%, is primarily attributable to:

     o an increased in variable expenses that related to increases in occupancy in assisted living communities;

     o staffing requirements related to increased assisted living services provided; and

     o    increased salaries of staff and fringe benefits;

     o offset by a decrease in expenses from the senior apartments which were sold in 1999; and

     o a small decrease in the expenses of Bradford Square which was sold on December 21,2000.

The increase in general and administrative expenses of $0.10 million from $0.41 million for the year ended December 31, 1999 to $0.51 million for the year ended December 31, 2000, or 21.5%, is primarily attributable to:

     o    increased administration fees paid to our general partner;

     o    increased marketing and advertising expenses; and

     o increased legal expenses related to the recovery of the interest rate lock and commitment fees incurred in connection with the failed refinancing of certain notes payable in 1998;

     o offset by a reduction of expenses, that were previously allocated to general and administrative due to cost-cutting efforts.

The decrease in property tax expense of $0.02 million from $0.25 million for the year ended December 31, 1999 to $0.23 million for the year ended December 31, 2000, or (8.9)%, is primarily related to the sale of our three senior apartments consummated on February 19, 1999.

The decrease in interest expense of $0.09 million from $1.50 million for the year ended December 31, 1999 to $1.41 million for the year ended December 31, 2000, or (6.1)%, is primarily related to the following:

     o a recovery of $112,000 of interest rate lock and commitment fees incurred in connection with the failed refinancing of certain notes payable in 1998; and

     o buyer's assumption of the notes payable for the three senior apartments sold on February 19, 1999;

     o    offset by an increase in expense from refinancing of two ALCs in June
          1999.

The increase in minority interest in operations of $1.16 million from $0.18 million for the year ended December 31, 1999 to $1.34 million for the year ended December 31, 2000, or 646.7%, is primarily due to the sale of Bradford Square, L.P on December 21, 2000.

The cumulative effect of change in accounting principle in 1999 is a result of the adoption of SOP 98-5 which requires that costs of start-up activities and organizational costs be expensed as incurred and the write-off of previously deferred and un-amortized amounts.

The Year Ended December 31, 1999 as compared to the Year Ended December 31, 1998

(DOLLARS IN MILLIONS)                                                                   Increase/
                                                              1999          1998        (decrease)
                                                             -------       -------      ---------
Revenues:
  Rent ..............................................        $  7.14       $  8.20         (12.9)%
  Assisted living ...................................           1.02          0.97           5.2%
  Interest and other revenue ........................           0.48          0.32          50.0%
                                                             -------       -------       -------
          Total revenue .............................           8.64          9.49          (8.1)%
                                                             -------       -------       -------
Costs and expenses:
  Rental property operations ........................           4.28          5.02         (14.7)%
  Assisted living ...................................           0.66          0.46          43.5%
  General and administrative ........................           0.41          0.55         (25.4)%
  Depreciation and amortization .....................           1.06          1.44         (26.4)%
  Property taxes ....................................           0.25          0.39         (35.9)%
  Interest ..........................................           1.50          1.96         (23.5)%
                                                             -------       -------       -------
          Total costs and expenses ..................           8.16          9.82         (16.9)%
                                                             -------       -------       -------
          Operating income ..........................           0.48         (0.33)        245.5%
Gain on sale of property ............................           4.56          0.13       3,296.0%
                                                             -------       -------       -------
Income (loss) before minority interest and cumulative
  effect of change in accounting principle ..........           5.04         (0.20)      2,620.0%
Minority interest in operations .....................           0.18          0.18           2.7%
                                                             -------       -------       -------
Income (loss) before change in accounting principle .           4.86         (0.38)      1,378.9%
Cumulative effect of change in accounting principle .          (0.10)           --         100.0%
                                                             -------       -------       -------
           Net income (loss) ........................        $  4.76       $ (0.38)      1,360.3%
                                                             =======       =======       =======

The decrease in assisted living community rental revenue of $1.06 million from $8.20 million for the year ended December 31, 1998 to $7.14 million for the year ended December 31, 1999, or (12.9)%, is primarily attributable to:

     o only one and one-half months of rent in 1999 from our previously owned senior apartments (sold on February 19, 1999);

     o average occupancy for our ALCs decreased to 94.1% for the year ended December 31, 1999 as compared with 96.4% for the year ended December 31, 1998;

     o offset by an increase in average rental rate per occupied unit to $1,663 for the year ended December 31, 1999 as compared with $1,445 for the year ended December 31, 1998.

The increase in assisted living revenue of $0.05 million from $0.97 million for the year ended December 31, 1998 to $1.02 million for the year ended December 31, 1999, or 5.2%, is primarily is due to:

     o    an average increase of 3.0% in assisted living resident; and

     o an increase in assisted living rate from$662 per month for the year ended December 31, 1998 compared to $673 per month for the year ended December 31, 1999.

The increase in interest income of $0.16 million from $0.32 million for the year ended December 31, 1998 to $0.48 million for the year ended December 31, 1999, or 50.0%, is primarily attributable to investments of excess cash during 1999.

The decrease in rental property operations is primary due to the sale of our three senior apartments (sold on February 19, 1999).

Assisted living operating expenses were approximately the same for the fiscal year ended December 31, 1999 and the fiscal year ended December 31, 1998.

General and administrative costs of $0.14 million from $0.55 million for the year ended December 31, 1998 to $0.41 million for the year ended December 31, 1999, or (25.4)%, decreased primarily due to cost cutting-measures.

The decrease in depreciation and amortization expense of $0.38 million from $1.44 million for the year ended December 31, 1998 to $1.06 million for the year ended December 31, 1999, or (26.4)%, is primarily related to:

     o    the sale of our three senior apartments sold on February 19, 1999; and

     o the elimination of amortization of start-up costs due to the adoption of SOP 98-5 which required us to write-off all capitalized start-up costs in the first quarter 1999.

The decrease in property tax expense of $0.14 million from $0.39 million for the year ended December 31, 1998 to $0.25 million for the year ended December 31, 1999, or (35.9)%, is primarily related to the sale of our three senior apartments sold on February 19, 1999.

Advertising expenses were approximately the same for the fiscal year ended December 31, 1999 and the fiscal year ended December 31, 1998.

The decrease in interest expense of $0.46 million from $1.96 million for the year ended December 31, 1998 to $1.50 million for the year ended December 31, 1999, or (23.5)% is primarily related to:

     o the buyer's assumption of the notes payable for the three senior apartments sold on February 19, 1999; and

     o    the $0.6 million rate lock fee incurred in 1998.

Minority interest in income were approximately the same for the fiscal year ended December 31, 1999 and the fiscal year ended December 31, 1998.

Cumulative effect of change in accounting principle is a result of the adoption of SOP 98-5 that required that cost of start-up activities and organizational costs be expensed as incurred and the write-off of previously deferred and un-amortized amounts.

FUTURE CASH DISTRIBUTIONS

     On January 11, 2001, we distributed to our limited partners the sales proceeds from Bradford Square L.P. in the aggregate amount of $4.0 million. We do not have any plans to make cash distribution in the immediate future. Our ability to make cash distributions in the future depends on many factors, including: our ability to rent the available units and maintain high occupancies and rates, our ability to control both operating and administrative expenses, our ability to maintain adequate working capital, the absence of any losses from uninsured property damage or future litigation, and our ability to generate proceeds from the sales of our properties under favorable terms.

ITEM 7A. QUANATITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in the interest rates on our fixed rate notes payable. With respect to our fixed rate notes payable, changes in the interest rates affect the fair market value of the notes payable, but not our earnings or cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the earlier of maturity and any required refinancing of such debt. We do not currently have any variable interest rate debt and, therefore, are not subject to interest rate risk associated with variable interest rate debt. Currently, we do not utilize interest rate swap or exchange agreements and, therefore, are not subject to interest rate risk associated with interest rate swaps.

     Less than 1% of our total assets and total contract revenues as of and for the periods ended December 31, 2000 and 1999 were denominated in currencies other than the U.S. Dollar; accordingly, we believe that we have no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. We have no foreign currency exchange contracts.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As an entity, we have no directors and offices. As of December 31, 2000 our general partners were: ARV Assisted Living, Inc. ("ARVAL"), which serves as the Managing General Partner, Gary L. Davidson, John A. Booty, John S. Jason, Tony Rota, and David P. Collins (collectively known as " Special Limited Partners"). Our General Partner makes all decisions concerning property acquisitions and dispositions of the communities, subject to the limited partners' rights to approve or disapprove of the sale of substantially all of our assets. Our Special Limited Partners elected to be changed from general partners to special limited partners during the fiscal year of 2000. An amendment to our Certificate of Limited Partnership has been filed with the State of California as of March 7, 2001.

EXECUTIVE OFFICERS AND DIRECTORS OF OUR GENERAL PARTNER

The following table sets forth-certain information regarding the executive officers and directors of ARVAL as December 31, 2001.


        NAME                  AGE                   POSITION WITH THE COMPANY
        ----                  ---                   -------------------------
Douglas M. Pasquale           46       Chief Executive Officer and Chairman of  the Board
Abdo H. Khoury                51       President, Chief  Financial Officer and Secretary of ARVAL
Robertson K. Chandler         44       Senior Vice President, Operations
Laura J. Loda                 42       Senior Vice President Operations (Resigned February 2001)
Maurice J. Dewald             60       Director
David P. Collins              63       Director
John A. Moore                 39       Director
Jeffrey D. Koblentz           33       Director

     DOUGLAS M. PASQUALE, has served as the Chief Executive Officer of ARVAL since March, 1999. Mr. Pasquale also serves as a Director of ARVAL, a position he has held since October 1998 and as the Chairman of the Board of Directors of ARVAL, a position he has held since December 1999. He joined ARVAL as President and Chief Operating Officer on June 1, 1998. Prior to joining ARVAL, Mr. Pasquale was employed from 1986 until 1998 in various capacities by Richfield Hospitality Services, Inc., and Regal Hotels International-North America, a leading hotel ownership and hotel management company based in Englewood, Colorado including as its President and Chief Executive Officer from 1996 to 1998 and as as its Chief Financial Officer from 1994 to 1996.

     ABDO H. KHOURY, Mr. Khoury has served President of ARVAL since January 2001and has served as Chief Financial Officer and Secretary of ARVAL since March 30, 1999. Previously he served as Vice President, Asset Strategy and Treasury of ARVAL, a position he held from January 1999 until March 1999, and as President of the Apartment Division, a position he held from May 1997 until January 1999. Prior to joining ARVAL, Mr Khoury was a principal with Financial Performance Group in Newport Beach, California, from 1991 to 1997.

     ROBERTSON K. CHANDLER. Mr. Chandler has served as Senior Vice President, Operations of ARVAL since February 1999. Prior to that time he served as Vice President of Operations, Home Care and Hospice, with Mariner Specialty Health Services in Longmont, Colorado, from 1997 to 1999. From 1993 to 1997, he was Chief Operating Officer and a Director of Colorado Home Care, a home care agency headquartered in Broomfield, CO.

     LAURA J. LODA. From June 1999 until June 2000, Ms. Loda served as the Senior Vice President, Human Resources of ARVAL. She served as Vice President, Operations of ARVAL from February 1999 until February 2001. Ms. Loda resigned her positions with ARVAL in February 2001. Prior her employment with ARVAL, from 1996 until 1998 Ms. Loda served as the Director of Corporate Human Resources for Taco Bell, a fast food operation of Tricon Global Restaurants based in Irvine, California. From 1993 to 1996, Ms. Loda was the Director of Compensation for Gap, Inc. an international clothing chain based in San Francisco, Calfornia.

     MAURICE J. DEWALD, age 60, has served as a Director of ARVAL since 1995. Mr. Dewald is the Chairman and Chief Executive Officer of Verity Financial Group, Inc., a firm he founded in 1992. He currently serves as a Director of Tenet Healthcare Corporation, Dai-Ichi Kangyo Bank of California and Monarch Funds.

     DAVID P. COLLINS, age 63, has served as a Director of ARVAL since 1985. From 1985 to January 1998, Mr. Collins was a Senior Vice President of ARVAL, responsible for investor relations and for capital formation for ARVAL and affiliated entities. Mr. Collins currently is President and Chief Executive Officer of Euro Senior Living, Lisbon, Portugal.

     JOHN A. MOORE, age 39, has served as a Director of ARVAL since 1999. Mr. Moore is a principal of Lazard Freres Real Estate Investors L.L.C. and its Chief Financial Officer. He joined Lazard in 1998 from World Financial Properties, where he had served as an Executive Vice President and Chief Financial Officer since 1996. Prior to his employment with World Financial Properties, from 1988 until 1996 Mr. Moore worked with Olympia and York as Senior Vice President, Finance.

     JEFFREY D. KOBLENTZ, age 33, has served as a Director since 2000. Mr. Koblentz is a Vice President of Lazard Freres Real Estate Investors L.L.C. He joined Lazard in 1998 from Arthur Andersen LLP, where he was a Manager in the Real Estate Services Group from 1992 until 1998.

None of the directors or officers is related to each any other director or officer by blood or marriage and none of the directors or officers is involved in any legal proceedings as described in Section 401(f) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

As an entity, we have no officers or directors. We are managed by our General Partner. We compensate our General Partner as set forth in the table below. Please note that during the fiscal year 2000 the Special Limited Partners were general partners of ARVP III and, as such, were entitled to the compensation set forth below (except for compensation which to which ARVAL only is entitled, as specifically indicated in parenthetical).

Acquisition Fees
(ARV Assisted Living, Inc.)             A property acquisition fee of 2% of Gross Offering Proceeds as defined in the ARVP III Limited Partnership Agreement to be paid for services in connection with the selection and
                                        purchase of ALCs and related negotiations. In addition, a
                                        development, processing and renovation fee of 3.5% of Gross
                                        Offering Proceeds to be paid for services in connection with negotiations for or the renovation or improvement of
                                        existing communities and the development, processing or
                                        construction of ALCs developed by us. There were no property acquisition, development, and renovation fees for the years ending December 31, 2000, 1999 and 1998.

Rent-Up and Staff Training Fees
(ARV Assisted Living, Inc.)             Rent-up and staff training fees of 4.5% of the Gross
                                        Offering Proceeds allocated to each specific acquired or
                                        developed ALCs. Such fees will be paid for services in
                                        connection with the opening and initial operations of the
                                        ALCs including, without limitation, design and
                                        implementation of the advertising, direct solicitation and other campaigns to attract residents and the initial hiring and training of managers, food service specialists,
                                        activities directors and other personnel employed in the
                                        individual communities. There were no rent-up and staff
                                        training fees for the years ending December 31, 2000, 1999 and 1998.


Property Management Fees
(ARV Assisted Living, Inc.)             A property management fee of 5% of gross revenues paid for managerial services including general supervision, hiring of onsite management personnel employed by ARVP III, renting of units, installation and provision of food service,
                                        maintenance, and other operations. Property management fees for the years ending December 31, 2000, 1999 and 1998 were
                                        $442,000, $421,000, and $472,000, respectively.

Partnership Management Fees
(ARV Assisted Living, Inc.)             A partnership management fee of 10% of cash flow before
                                        distributions is paid for implementing our business plan,
                                        supervising and management of our affairs including general administration, coordination of legal, audit, tax, and
                                        insurance matters. Partnership management fees for the years ending December 31, 2000, 1999 and 1998 were $178,000
                                        $151,000, and $140,000 respectively.

Sale of Partnership Projects
(ARV Assisted Living, Inc.)             The ARVP III,Limited Partnership Agreement neither
                                        specifically authorizes nor prohibits payment or
                                        compensation in the form of real estate commissions to the
                                        General Partners or its affiliates. Any such payments or
                                        compensation are subordinated to a return to ARVP III's
                                        limited partners of their capital contributions plus an 8%
                                        per annum, cumulative, but not compounded, return thereon
                                        from all sources, including prior distribution of cash flow.
                                        Any such compensation shall not exceed 3% of the gross sales price or 50% of the standard real estate brokerage
                                        commission, whichever is less. Upon the sale of Bradford
                                        Square on December 21, 2000, $240,060 real estate selling
                                        commission was paid to ARVAL. In fiscal 1999, and 1998 no
                                        real estate selling commissions were paid to our ARVAL.

Subordinated Incentive Compensation
(ARV Assisted Living, Inc.)             ARVAL is entitled to receive 15% of the proceeds of sale or refinancing subordinated to a return of initial Capital
                                        Contributions (as defined in ARVP III Limited Partnership
                                        Agreement) plus cumulative, but not compounded return on
                                        capital contributions varying from 8% to 10% per annum. In
                                        2000, 1999 and 1998, no incentive compensation was paid.

Partnership Interest
(General Partners)                      1% of all items of capital, profit or loss, and liquidating distributions, subject to a capital account adjustment.

Reimbursed Expenses & Credit
Enhancement (General Partners)          Our General Partner may receive fees for personal guarantees of loans made to us. All of our expenses shall be billed
                                        directly to and paid by us. Our General Partners may be
                                        reimbursed for the actual cost of goods and materials
                                        obtained from unaffiliated entities and used for or by us.
                                        Our General Partner will be reimbursed for administrative
                                        services necessary to our prudent operation, provided that such reimbursement is at the lower of its actual cost or the amount which we would be required to pay to independent
                                        parties for comparable administrative services in the same geographic location. The total reimbursements to ARVAL
                                        amounted to $3.1 million, $3.7 million, and $2.5 million for the years ending December 31, 2000, 1999 and 1998,
                                        respectively.

Finder Fees
(ARV Assisted Living, Inc.)             Our General Partner received finder fees in conjunction with obtaining grants for the rehabilitation of Cedar Villas and
                                        Villa Azusa. The finders fees amount to 10% of the total
                                        grant money received by us. No finder fees for the years
                                        ending December 31, 2000, 1999 and 1998 were paid.

Indemnity Fees
(General Partners)                      Our General Partner received $96,000 for indemnifying and
                                        holding UHSI, Costa and Husky harmless from any liabilities as a result of our buy out of them. No indemnity fees for
                                        the years ending December 31, 2000, 1999 and 1998 were paid.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than the compensation earned by our General Partners, as set out under item 11 above, no General Partner or Affiliate receives any direct or indirect compensation from us. Our General Partner receives a management fee of 5% of Gross Revenues (as defined in the ARVP III Limited partnership Agreement). Because these fees are payable without regard to whether particular communities are generating cash flow or otherwise benefiting us, a conflict of interest could arise in that it might be to the advantage of our General Partner that a community be retained or re-financed rather than sold. On the other hand, an affiliate of the General Partner may earn a real estate commission on sale of a property, creating incentive to sell what might be a profitable property.

     The General Partner has authority to invest our funds in properties or entities in which it or any of its affiliate has an interest, provided we acquire a controlling interest. In any such investment, duplicate property management or other fees will not be permitted. Our General Partner or any of its affiliates may, however, purchase property in their own names and temporarily hold title to facilitate acquisition for us, provided that such property is purchased by us at cost (including acquisition, closing and carrying costs). Our General Partner will not commingle our funds with those of any other person or entity.

     Conflicts of interest exist to the extent that communities owned or operated compete, or are in a position to compete for residents, general managers or key employees with assisted living facilities owned or operated by our General Partner and any of its affiliates in the same geographic area. Our General Partners will seek to reduce any such conflicts by offering such persons their choice of residence or employment on comparable terms in any community.

     Further conflicts may exist if and to the extent that other affiliated owners of ALCs seek to refinance or sell at the same time as us. The General Partner will seek to reduce any such conflicts by making prospective purchasers aware of all properties available for sale.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1)  Financial Statements

          o    Independent Auditors' Report;

          o    Consolidated Balance Sheets - December 31, 2000 and 1999;

          o Consolidated Statements of Operations - Years ended December 31, 2000, 1999 and 1998;

          o Consolidated Statements of Partners' Capital - Years ended December 31, 2000, 1999 and 1998;

          o Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998;

          o    Notes to Consolidated Financial Statements;

          o Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation and Amortization - December 31, 2000.

     (2)  Financial Statement Schedules:

     All financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

     (3)  Exhibits

        Exhibit
        Number      Description
        -------     -----------
          10.1      Loan Agreement by and between Banc One Capital Funding
                    Corporation and Retirement Inns III, LLC (Incorporated by reference to Exhibit 10.1 on Form 10-Q for the fiscal quarter ended 06-30-99)

          10.2 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns III, LLC (Incorporated by reference to Exhibit 10.2 on Form 10-Q for the fiscal quarter ended 06-30-99)

          10.3 Letter Agreement as to the Loans in the aggregate amount of $13,382,200 from Banc One Capital Funding Corporation to Retirement Inns III (Incorporated by reference to Exhibit
                    10.14 on Form 10-Q for the fiscal quarter ended 06-30-99)

          10.4 Note and Agreement as to Retirement Inns III, LLC. (Incorporated by reference to Exhibit 10.16 on Form 10-Q for the fiscal quarter ended 06-30-99)

          10.5 Limited Liability Company Agreement of Retirement Inns III, LLC. (Incorporated by reference to Exhibit 10.18 on Form 10-Q for the fiscal quarter ended 06-30-99)

          10.6 Deed of Trust Note of ARV Chandler Villas, L.P. to Red Mortgage Capital, Inc.*

          10.7 Allonge #1 to Deed of Trust Note of ARV Chandler Villas, L.P. to Red Mortgage Capital, Inc.*

          10.8 Deed of Trust between ARV Chandler Villas, L.P. and Fidelity National Title Insurance*

          10.9 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Chandler Villas, L.P. and Secretary of Housing and Urban Development*

          10.10 Purchase agreement and Escrow instructions between ARVP III/Brandford Square, L.P., and Vintage Senior Housing, LLC*

          10.11 First Amendment to Purchase Agreement and Escrow Instructions between ARV III/Bradford Square, L.P., and Avalon at Bradford Square, LLC, assignee of Vintage Senior Housing, LLC*

          10.12 Second Amendment to Purchase Agreement and Escrow Instructions between ARV III/ Bradford Square, L.P., and Avalon at Bradford Square, LLC*

--------------
* Filed herewith.

(b) Reports on Form 8-K. ARVP III did not file any report on form 8-K for the fiscal year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES III, A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.


                                             ARV ASSISTED LIVING, INC.

                                             By: /s/ DOUGLAS M. PASQUALE
                                                 -------------------------------
                                                     Douglas M. Pasquale
                                                     Chief Executive Officer

Date: April 2, 2001

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                          TITLE                                   DATE
           ---------                          -----                                   ----
/s/   DOUGLAS M. PASQUALE          Chief Executive Officer                        April 2, 2001
-------------------------------    (Principal Executive Officer)
      Douglas M. Pasquale


/s/   ABDO H. KHOURY               President and Chief Financial Officer          April 2, 2001
-------------------------------    (Principal Financial & Accounting Officer)
      Abdo H. Khoury


/s/   JOHN A. MOORE                Director                                       April 2, 2001
-------------------------------
      John A. Moore


/s/   DAVID P. COLLINS             Director                                       April 2, 2001
-------------------------------
      David P. Collins


/s/   MAURICE J. DEWALD            Director                                       April 2, 2001
-------------------------------
      Maurice J. DeWald


/s/   JEFFREY D. KOBLENTZ          Director                                       April 2, 2001
-------------------------------
      Jeffery D. Koblentz

                           AMERICAN RETIREMENT VILLAS
                           PROPERTIES III, L.P.
                           (A California Limited Partnership)

                           Annual Report - Form 10-K

                           Consolidated Financial Statements and Schedule

                           Items 8 and 14(a)

                           December 31, 2000, 1999 and 1998

                           (With Independent Auditors' Report Thereon)

                            Annual Report - Form 10-K

                                Items 8 and 14(a)

             Index to Consolidated Financial Statements and Schedule




                                                                        Page
                                                                        ----
Independent Auditors' Report                                            F-1

Consolidated Balance Sheets - December 31, 2000 and 1999                F-2

Consolidated Statements of Operations - Years ended
  December 31, 2000, 1999 and 1998                                      F-3

Consolidated Statements of Partners' Capital - Years ended
  December 31, 2000, 1999 and 1998                                      F-4

Consolidated Statements of Cash Flows - Years ended
  December 31, 2000, 1999 and 1998                                      F-5

Notes to Consolidated Financial Statements                              F-6

Schedule

Real Estate and Related Accumulated Depreciation and
  Amortization - December 31, 2000                                  Schedule III



All other schedules are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT


To ARV Assisted Living, Inc.
   as the Managing General Partner
   of American Retirement Villas Properties III, L.P.:


We have audited the consolidated financial statements of American Retirement Villas Properties III, L.P., a California limited partnership and subsidiaries, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Villas Properties III, L.P. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            /s/ KPMG LLP


Orange County, California
March 5, 2001

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999
                          (IN THOUSANDS, EXCEPT UNITS)

                                                                          2000             1999
                                                                        --------         --------
                                     ASSETS

Properties, at cost:
  Land                                                                  $  1,549         $  2,224
  Building and improvements, less accumulated depreciation
    of $2,371 and $2,976 in 2000 and 1999, respectively                   10,111           12,768
  Furniture, fixtures and equipment, less accumulated
    depreciation of $609 and $527 in 2000 and 1999, respectively             510              746
                                                                        --------         --------

      Net properties                                                      12,170           15,738

Cash                                                                       8,458            2,190
Restricted cash                                                              168              168
Loan fees, less accumulated amortization of $403 and
  $240 in 2000 and 1999, respectively                                        176              401
Other assets                                                                 343              289
                                                                        --------         --------

                                                                        $ 21,315         $ 18,786
                                                                        ========         ========
                       LIABILITIES AND PARTNERS' CAPITAL

Notes payable to banks                                                  $ 13,177         $ 13,323
Notes payable to others                                                       --            2,342
Accounts payable                                                              65              116
Accrued expenses                                                             550              486
Amounts payable to affiliates                                                244              118
Distributions payable to Partners                                          5,447              286
                                                                        --------         --------
      Total liabilities                                                   19,483           16,671
                                                                        --------         --------

Minority interest                                                             --              115
                                                                        --------         --------

Partners' capital (deficit):
  General partners                                                            (2)              (2)
  Special limited partners                                                  (138)            (137)
  Limited partners, 18,666 units outstanding at
    December 31, 2000 and 1999                                             1,972            2,139
                                                                        --------         --------

      Total partners' capital                                              1,832            2,000
                                                                        --------         --------
                                                                        $ 21,315         $ 18,786
                                                                        ========         ========

        See accompanying notes to the consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                      Consolidated Statements of Operations

                  Years ended December 31, 2000, 1999 and 1998

                                                            2000       1999         1998
                                                           ------     -------      -------
                                                         (IN THOUSANDS EXCEPT PER UNIT DATA)

Revenues:
  Rent                                                    $ 7,582     $ 7,143      $ 8,195
  Assisted living                                           1,115       1,022          977
  Interest                                                    158         206           58
  Other                                                       139         274          260
                                                          -------     -------      -------
    Total operating revenues                                8,994       8,645        9,490
                                                          -------     -------      -------
Costs and expenses:
  Rental property operations (including $2,834,
    $2,450, and $1,518 related to affiliates in
    2000, 1999 and 1998, respectively)                      4,419       4,277        4,307
  Assisted living (including $676, $651, and $361
    related to affiliates in 2000, 1999 and 1998,
    respectively)                                             685         659          463
  General and administrative (including $297, $258,
    and $349 related to affiliates in 2000, 1999 and
    1998, respectively)                                       403         332          552
  Depreciation and amortization                             1,104       1,060        1,439
  Property taxes                                              228         250          393
  Advertising                                                 103          84          115
  Interest                                                  1,410       1,502        2,557
                                                          -------     -------      -------
    Total operating costs and expenses                      8,352       8,164        9,826
                                                          -------     -------      -------
    Operating income (loss)                                   642         481         (336)
Gain on sale of properties                                  4,823       4,562          134
                                                          -------     -------      -------
Income (loss) before income tax, minority interest
  in income of majority owned entities, and
  change in accounting principle                            5,465       5,043         (202)
Income tax expense                                             10          --           --
                                                          -------     -------      -------
Income (loss) before minority interest in income
  of majority owned entities, and change in
  accounting principle                                      5,455       5,043         (202)
Minority interest in income of majority owned entities      1,344         180          176
                                                          -------     -------      -------
Income (loss) before change in accounting principle         4,111       4,863         (378)
Cumulative effect of change in accounting principle            --         (96)          --
                                                          -------     -------      -------
Net income (loss)                                         $ 4,111     $ 4,767      $  (378)
                                                          =======     =======      =======

Net income (loss) per limited partner unit                $218.08    $252.81      $(20.06)
                                                          =======     =======      =======

         See accompanying notes to the consolidated financial statements

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                  Consolidated Statements of Partners' Capital

                  Years ended December 31, 2000, 1999 and 1998

                                                                                    SPECIAL                        TOTAL
                                                                      GENERAL       LIMITED       LIMITED         PARTNERS'
                                                                      PARTNER       PARTNERS      PARTNERS         CAPITAL
                                                                      -------     ------------    --------        ---------
                                                                               (IN THOUSANDS EXCEPT PER UNIT DATA)

Balance (deficit) at December 31, 1997                                 $ (74)                      $ 8,621         $ 8,547

Distribution to partners ($68.75 per limited partner unit)               (13)                       (1,283)         (1,296)

Net loss                                                                  (3)                         (375)           (378)
                                                                       -----                       -------         -------
Balance (deficit) at December 31, 1998                                   (90)                        6,963           6,873

Distribution to partners ($511.24 per limited partner unit)              (97)                       (9,543)         (9,640)

Net income                                                                48                         4,719           4,767
                                                                       -----                       -------         -------

Balance (deficit) at December 31, 1999                                  (139)                        2,139           2,000
                                                                       -----                       -------         -------
Change in status of general partners to special
  limited partners                                                       137        $(137)

Distribution to partners ($226.95 per limited partner unit)                           (42)          (4,237)         (4,279)

Net income                                                                             41            4,070           4,111
                                                                       -----        -----          -------         -------
Balance (deficit) at December 31, 2000                                 $  (2)       $(138)         $ 1,972         $ 1,832
                                                                       =====        =====          =======         =======

          See accompanying notes to consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998

                                                           2000             1999             1998
                                                          -------         --------         -------
                                                             (IN THOUSANDS EXCEPT PER UNIT DATA)

Cash flows from operating activities:
  Net income (loss)                                       $ 4,111         $  4,767         $  (378)
  Adjustment to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                         1,104            1,060           1,439
      Gain on sale of properties                           (4,823)          (4,562)           (134)
      Cumulative effect of change in accounting
        principle                                              --               96              --
      Minority interest in income of majority
        owned entities                                      1,344               20              21
  Change in assets and liabilities:
    (Increase) in restricted cash                              --               (6)             (9)
    Decrease in other assets                                   47               --             265
    (Increase) Decrease in other assets                      (101)             151            (268)
    Increase (decrease) in accounts payable
      and accrued expenses                                     13             (515)           (111)
    Increase (decrease) in amounts payable
      to affiliates                                           126               (4)           (261)
                                                          -------         --------         -------
        Net cash provided by operating activities           1,821            1,007             564
                                                          -------         --------         -------

Cash flows from investing activities:
  Improvements and building construction                       --               --            (885)
  Additions to properties, net                               (168)            (187)           (164)
  Proceeds from sales of properties, net                    7,738            3,962              --
  Cash received for property sold under
    contract                                                   --               --             134
                                                          -------         --------         -------
        Net cash provided by (used in)
          investing activities                              7,570            3,775            (915)
                                                          -------         --------         -------

Cash flows from financing activities:
  Proceeds from notes payable                                  --           13,361           2,429
  Principal repayments on notes payable
    to banks and others                                    (2,488)         (10,162)           (321)
  Proceeds from note receivable                                --            2,765              --
  Loan Fees                                                   (58)            (704)             --
  Distributions paid                                         (577)          (9,752)           (943)
                                                          -------         --------         -------
        Net cash provided by (used in)
          financing activities                             (3,123)          (4,492)          1,165
                                                          -------         --------         -------
        Net increase in cash                                6,268              290             814

Cash at beginning of year                                   2,190            1,900           1,086
                                                          -------         --------         -------
Cash at end of year                                       $ 8,458         $  2,190         $ 1,900
                                                          =======         ========         =======

Supplemental cash flow information - cash paid
  during the year for interest (net of capitalized
  interest of $0, $0, and $35 in 2000, 1999 and
  1998, respectively)                                     $ 1,508         $  1,473         $ 2,553
                                                          =======         ========         =======

        See accompanying notes to the consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements of American Retirement Villas Properties III, L.P. (the Partnership) include the accounts of the Partnership, ARVP III/Bradford Square, L.P. (ARVP III/BS) and Retirement Inns III, LLC. that was created as part of the loan requirements for the refinancing in June 1999, Heritage Pointe Ontario Partners, L.P. (HPOP), and Heritage Pointe Pomona Partners, L.P. (HPPP) for the years ended December 31, 2000, 1999 and 1998. All inter-company balances and transactions have been eliminated in consolidation. We consolidate these limited partnerships since we have a controlling financial interest. Minority interest represents the minority partners' cost to acquire the minority interest adjusted by their proportionate share of subsequent earnings, losses and distributions.

     BASIS OF ACCOUNTING

          We maintain our records on the accrual method of accounting for financial reporting and Federal and state tax purposes.

     CARRYING VALUE OF REAL ESTATE

          Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

             Buildings and improvements................... 27.5 to 35 years
             Furniture, fixtures and equipment............ 3 to 7 years

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

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

              Notes to Consolidated Financial Statements (Continued)


          In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which is effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on the financial reporting of start-up activities and organizational costs. It requires costs of start-up activities and organizational costs to be expensed when incurred and, upon adoption, the write-off as a cumulative effect of a change in accounting principle of any previously capitalized and un-amortized start-up or organizational costs. We adopted the provisions of SOP 98-5 in the first quarter of 1999 writing off capitalized start-up costs of approximately $96,000.

     LOAN FEES

          We amortize loan fees using the effective interest method over the term of the respective note payable.

     RENTAL INCOME

          Rent agreements with tenants are on a month-to-month basis. We apply advance deposits to the first month's rent. Revenue is recognized in the month earned for rent and assisted living services.

     ADVERTISING COSTS

          Except for yellow pages advertising, which is expensed over the period benefited on a straight-line basis, we expense all advertising costs as they are incurred.

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

          Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles (GAAP) and for Federal income tax reporting purposes at December 31 (in thousands):

                                     2000                      1999
                              -------------------       -------------------
                               GAAP     TAX BASIS        GAAP     TAX BASIS
                               BASIS       (1)           BASIS       (1)
                              -------------------       -------------------
     Total assets             $21,315    $23,362        $18,786    $19,153
                              =======    =======        =======    =======
     Total liabilities        $19,483    $13,802        $16,671    $16,770
                              =======    =======        =======    =======

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

              Notes to Consolidated Financial Statements (Continued)


          Following are the differences between the financial statement and tax return income (in thousands):

                                                            2000         1999        1998
                                                           -------      -------      -----
     Net income (loss) per financial statements            $ 4,111      $ 4,767      $(378)
     Guaranteed payments(1)                                    502          459        502
     Depreciation differences on properties(1)                 (40)        (105)        92
     Amortization differences on intangible assets(1)           75          102        128
     Deferred income(1)                                         (3)         (89)        20
     Gain on sale of assets(1)                                  74           72         --
     Other(1)                                                   (2)          15         (3)
                                                           -------      -------      -----
              Total income per Federal tax return (1)      $ 4,717      $ 5,221      $ 361
                                                           =======      =======      =====

     -----------
     (1) Unaudited.

     NET INCOME (LOSS) PER LIMITED PARTNER UNIT

          Net income (loss) per limited partner unit was based on the weighted average number of limited partner units outstanding of 18,666 in 2000, 1999 and 1998.

     RECLASSIFICATIONS

          We have reclassified certain prior period amounts to conform to the December 31, 2000 presentation.

(2)  ORGANIZATION AND PARTNERSHIP AGREEMENT

          We were formed on June 28, 1989 for the purpose of acquiring, developing and operating assisted living and senior apartment communities. The term of the Partnership is 60 years and may be dissolved earlier under certain circumstances. We commenced operations on December 28, 1989 when the minimum number of units (1,250) had been sold.

          Limited partner units (minimum of 2 units per investor for Individual Retirement Accounts, KEOGH'S and pension plans and 5 units for all other investors) were offered for sale to the general public. Each limited partner unit represents a $1,000 capital contribution. There were 18,666 Limited Partner units sold through the end of the offering in October 1992 which represented a cumulative capital investment of $18,666,000, net of units repurchased and resold. Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions.

          Our Managing General Partner is ARV Assisted Living, Inc. ("ARVAL"), a Delaware corporation, and the individual Special Limited Partners are John
     A. Booty, John S. Jason, Gary L. Davidson, Tony Rota and David P. Collins. Our Special Limited Partners are not required to make capital contributions to the Partnership.

          Profits and losses for financial and income tax reporting purposes shall generally be allocated, other than cost recovery deductions (as defined in the Partnership Agreement), 0.01% to the General Partners, 0.99% to Special Limited Partners and 99% to the Limited Partners. Cost recovery deductions for each year are allocated 0.01% to the General Partner, 0.99% to Special Limited Partners and 99% to the Limited Partners who are taxable investors.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

              Notes to Consolidated Financial Statements (Continued)


          Cash available for distribution from operations, which is determined at the sole discretion of the General Partner, is to be distributed 0.01% to the General Partner, 0.99% to Special Limited Partners and 99% to the Limited Partners.

          Upon any sale, refinancing or other disposition of our real properties, distributions are to be made 0.01% to the General Partner, 0.99% to the Special Limited Partners and 99% to the Limited Partners until the Limited Partners have received an amount equal to 100% of their capital contributions plus an amount ranging from 8% to 10% (depending upon the timing of the Limited Partner's investment) of their capital contributions per annum, cumulative but not compounded, from the date of each Partner's investment. The cumulative return is to be reduced, but not below zero, by the aggregate amount of prior distributions from all sources. Thereafter, distributions are 15% to the General Partner and Special Limited Partners, and 85% to the Limited Partners, except that after the sale of the properties, the proceeds of sale of any last remaining assets owned by us are to be distributed in accordance with positive capital account balances.

(3)  TRANSACTIONS WITH AFFILIATES

          Our properties are managed by ARVAL. For this service we pay a property management fee of 5% of gross revenues totaling $442,000, $421,000, and $472,000, for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, we pay a partnership management fee of 10% of cash flow before distributions, as defined in the Partnership Agreement, amounting to $178,000, $151,000, and $140,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

          Payment of the partnership management fee out of cash flow is subordinated to a quarterly noncumulative distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of Capital Contributions allocated to each property.

          We reimburse ARVAL for certain expenses, such as payroll and retirement benefit expenses, repairs and maintenance, and supplies expenses paid on our behalf. The total reimbursements to ARVAL, are included in rental property operations and general and administrative expenses in the accompanying statements of operations and amounted to $3,160,000, $3,673,000, and $2,497,000 for the years ended December 31, 2000, 1999 and
     1998, respectively.

          In consideration for services rendered with respect to property acquisitions, the Managing General Partner is paid a property acquisition fee of a maximum of 2% of the gross offering proceeds. In addition, the Managing General Partner is entitled to a development, processing and renovation fee of a maximum of 3.5% of gross offering proceeds allocated to a particular project. The Managing General Partner is also entitled to a maximum fee of 4.5% of gross offering proceeds for rent-up and staff training services. There were no property acquisition and development or processing and renovation fees paid during the three years ended December 31, 2000.

          We paid ARVAL $240,060 in real estate selling commission fees upon the sale of Bradford Square on December 21, 2000.

          Amounts payable to affiliates at December 31, 2000 and 1999 include expense reimbursements and accrued property management and partnership management fees.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

              Notes to Consolidated Financial Statements (Continued)


(4)  PROPERTIES

          The following table sets forth, as of December 31, 2000 the location of each our ALCs, the date on which operations commenced at each such ALC, the number of units at each ALC, and our interest in each ALC.


                                                  COMMENCED
     COMMUNITY              LOCATION              OPERATIONS          UNITS
     ---------              --------              ----------          -----
     Chandler Villas        Chandler, AZ        September 1992         164
     Villa Las Posas        Camarillo, CA       December 1997          123

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

          Under the limited partnership agreement between Bradford Square Ltd., and us, we receive a 9% preferred return on 125% of amounts contributed to the partnership. The remaining cash flow from operations is divided equally between Bradford Square Ltd and us. During 2000, 1999 and 1998, we received a preferred return of $ 218,000, $218,000 and $218,000, respectively.

     SALE OF PROPERTY - ARVPIII/BRADFORD SQUARE LTD.

          On December 21, 2000 we sold ARVPIII/BS for $8,002,000. Under the limited partnership agreement between Bradford Square Ltd., and ARVP III, the distribution of assets on liquidation of the partnership shall be made in the following orders:

          First, to ARVPIII one hundred twenty five percent (125%) of the cash contributions made by the Partnership;

          Second, in proportion to and to the extent of the positive balance of respective capital accounts as of the date of distribution; and

          Third, the balance shall be made 50% to Bradford Square, L.P. and 50% to ARVPIII.

          The Partnership received a distribution of $3,622,000 from the sale of Bradford Square.

(5)  SALE OF PROPERTY - HERITAGE POINTE CLAREMONT

          In September 1993, we contracted to sell our then owned Heritage Pointe Claremont to Claremont Senior Partners ("CSP") for $12,281,900. Our General Partner is a special limited partner of CSP. The transaction closed on December 30, 1993. The consideration we received from CSP in the sale of Heritage Pointe Claremont ALC consisted of both $10,000 in cash and cash equivalents and $12,271,900 in the form of a promissory note.

          The promissory note bears interest at 8.0% and the outstanding balance and interest are payable from excess cash flows as defined in the CSP partnership agreement. The promissory note is secured by certain CSP partners' interests in CSP and matures January 25, 2010.

          Upon the receipt of the principal and interest payment from CSP in April 1996 and January 1995, a sufficient investment as defined by Statements of Financial Accounting Standards Board No. 66 was made and the sale was recognized. As CSP's excess cash flows do not currently exceed the interest payment requirements, SFAS 66 requires profit on the sale to be recognized under the cost recovery method as payments are received on the notes. We received interest payments on these note totaling $12,000, $54,600, $134,000 for the years ended December 31, 2000, 1999 and 1998 respectively.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

              Notes to Consolidated Financial Statements (Continued)


(6)  NOTES PAYABLE TO BANKS AND OTHERS

          On January 1, 1993, we obtained notes payable secured by a deed of trust on Bradford Square and Chandler Villas. The notes were for 84 months and is guaranteed by our General Partners. The interest for the initial 7-year term was at 5.25% in excess of the seven-year treasury yield as of the inception date (6.38% at inception) with annual increases of 2% per year, and interest for the second seven-year period at 7 % in excess of the seven-year treasury yield as of the reset date with annual increases of 2 %. On June 1999 we refinanced a note secured on Chandler Villas to a 24 month loan and on December 21, 2000 we paid the note secured on Bradford Square as part of the sale of the property.

          On June 28, 1999, we obtained financing on two communities. As part of the loan requirements, we created a wholly owned subsidiary Retirement Inns III, LLC. The loan is for 24 months and is secured by the two ALCs; in addition, ARV Assisted Living, our General Partner is a guarantor on the loan for fraud, material misrepresentation and certain covenants. The interest rate is 9.15% per annum and the payments are based upon a 25 year principal and interest amortization schedule. During the fourth quarter of 2000, we received a commitment to refinance the loan with respect to one of the two ALCs into thirty-five year HUD backed loan bearing interest at 8.06% per annum. We closed the refinancing transaction in January 2001. With respect to the loan on the other ALC, the maturity date has been extended to January 2002.

          At December 31, 2000 and 1999, notes payable to banks and others included the following (in thousands):

                                                            2000         1999
                                                           -------      -------
     Note payable to the bank, bearing interest at 9.15%.
       Monthly principle and interest payment of $13.
       Collateralized by two ALCs.                         $13,177      $13,323
                                                           -------       -------
     Notes Payable to Others:

     Notepayable secured by deed of trust on Bradford
       Square, bearing interest rate at 13.2% in the
       year of 1999 and 13.40% in the year of 2000.
       Monthly principle and interest payments $28;
       paid in 2000.                                            --         2,339

     Various notes payable bearing interests ranging
       from 13% to 16%; collateralized by equipment;
       paid in 2000.                                            --             3
                                                           -------       -------
           Notes payable to others                              --         2,342
                                                           -------       -------
                                                           $13,177       $15,665
                                                           =======       =======

          The annual principal payments of notes payable as of December 31, 2000 are as follows (in thousands):

     Year ending December 31:
         2001                               $ 5,198
         2002                                 7,979
                                            -------
                                            $13,177
                                            =======

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

              Notes to Consolidated Financial Statements (Continued)

          Our General Partner's Board of Directors approved the refinancing of the assisted living communities in July 1998 to:

     o take advantage of lower fixed interest rates available at the time through the commercial mortgage backed security market;

     o    provide a return of equity to ARVP III limited partners; and

     o    borrow against the increased value of these properties.

          Due to a failed financing, in 1998 we paid the lender approximately $0.7 million of fees for an interest rate lock and $0.10 million for loan commitment and other fees. The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions. The lender returned $0.2 million of the interest rate lock fees in January 1999. After seeking legal action against the lender, we received an additional refund in the amount of $112,000 of the interest rate lock fees in July 2000 as full and final settlement. We have included the amounts paid and received in interest expense in the accompanying statements of operations for the years ended December 31, 2000, 1999 and 1998.

          On June 28, 1999 we completed the refinancing. The loan is for 24 months and is secured by the two ALCs; in addition, ARV Assisted Living, our General Partner is a guarantor on the loan for fraud, material misrepresentation and certain covenants. As part of the loan requirements, we created a wholly owned subsidiary American Retirement Villas III, LLC as a special purpose entities for the financial situation. The loan term is for 24 months with a lender option to extend for 10 years. The interest rate is 9.15% per annum and the payments are based upon a 25 year principal and interest amortization schedule.

          During the fourth quarter of 2000, we received a commitment to refinance the loan with respect to one of the two ALCs into thirty-five year HUD backed loan bearing interest at 8.06% per annum. We closed the refinancing transaction in January 2001. With respect to the loan on the other ALC, the maturity date has been extended to January 2002.

(7)  EMPLOYEE BENEFIT PLANS

          Effective January 1, 1997, ARVAL established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under
     Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. ARVAL matches 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). ARVAL matches employees' contributions beginning on the first enrollment date following one year of service or 1,000 hours of service. Our Savings Plan expense was $8,000, $10,000 and $8,000 (as a reimbursement to ARVAL) for the years ended December 31, 2000, 1999 and 1998.

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

          The carrying amounts reported in the consolidated balance sheets for cash, other assets and, accounts payable, accrued liabilities and amounts payable to affiliates, approximate fair value due to the short-term nature of these instruments. The notes payable bear interest at rates that approximate current market rates. Therefore, we believe that the carrying value approximates fair value.

(9)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                          FOR THE QUARTER ENDED
                                         -------------------------------------------------------
                                         DECEMBER 31    SEPTEMBER 30      JUNE 30       MARCH 31
                                         -----------    ------------      -------       --------
     2000
     Total revenue.....................    $2,280          $2,246          $2,202        $2,266
     Income from operations............       107             119             269           147
     Net income........................     3,769              51             277            64

     1999
     Total revenue.....................    $1,280          $2,027          $2,110        $2,328
     Income (loss) from operations.....       145             (37)            208           165
     Net income (loss).................        96             (80)             (6)        4,757

                                  Schedule III

                    AMERICAN RETIREMENT VILLAS PROPERTIES III
                       (A California Limited Partnership)

        Real Estate and Related Accumulated Depreciation and Amortization

                                December 31, 2000
                                 (In thousands)'

                                       INITIAL COSTS                                 GROSS AMOUNT
                                   -----------------------                     -------------------------
                                                                 COSTS
                                                              CAPITALIZED
                      ENCUM-                 BUILDINGS AND     SUBSEQUENT                   BUIDINGS AND
DESCRIPTION           BRANCES       LAND     IMPROVEMENTS    TO ACQUISITION     LAND        IMPROVEMENTS
-----------           -------      ------    -------------   --------------    ------       ------------
Villa Las Posas       $ 8,081      $1,210       $  572          $8,666         $1,249          $ 9,238
Chandler Villas         5,096         300        2,902             342            300            3,244
                      -------      ------       ------          ------         ------          -------
                      $13,177      $1,510       $3,474          $9,008         $1,549          $12,482
                      =======      ======       ======          ======         ======          =======


                                      ACCUMULATED        DATE OF          DEPRECIABLE
                         TOTAL(1)     DEPRECIATION     ACQUISITION       LIVES (YEARS)
                         --------     ------------    -------------      -------------
Villa Las Posas          $10,487         $1,204       December 1987      27-1/2 years
Chandler Villas            3,544          1,167       September 1990     27-1/2 years
                         -------         ------
                         $14,031         $2,371
                         =======         ======



          Following is a summary of investment in properties for the year ended December 31, 2000, 1999 and 1998:

                                               2000          1999         1998
                                             --------      --------      -------
     Balance at beginning of year            $ 17,968      $ 33,423      $32,922
     Transfer of cost from other
       fixed assets                                --           189           --
     Improvements/construction                     62            51          501
     Disposals                                 (3,999)      (15,695)          --
                                             --------      --------      -------
     Balance at end of year                  $ 14,031      $ 17,968      $33,423
                                             ========      ========      =======

          Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 2000, 1999, and 1998:

                                               2000         1999         1998
                                              -------      -------      ------
     Balance at beginning of year             $ 2,976      $ 5,177      $4,122
     Transfer of accumulated depreciation
       from other fixed assets                     --           92          --
     Additions charged to expense                 566          746       1,055
     Disposals                                 (1,171)      (3,039)         --
                                              -------      -------      ------
     Balance at end of year                   $ 2,371      $ 2,976      $5,177
                                              =======      =======      ======

------------
(1) Aggregate cost for Federal income tax purposes is $13,554 December 31, 2000.

                                 EXHIBIT INDEX

        Exhibit
        Number      Description
        -------     -----------
          10.1      Loan Agreement by and between Banc One Capital Funding
                    Corporation and Retirement Inns III, LLC (Incorporated by reference to Exhibit 10.1 on Form 10-Q for the fiscal quarter ended 06-30-99)

          10.2 Loan Agreement by and between Banc One Capital Funding Corporation and Retirement Inns III, LLC (Incorporated by reference to Exhibit 10.2 on Form 10-Q for the fiscal quarter ended 06-30-99)

          10.3 Letter Agreement as to the Loans in the aggregate amount of $13,382,200 from Banc One Capital Funding Corporation to Retirement Inns III (Incorporated by reference to Exhibit
                    10.14 on Form 10-Q for the fiscal quarter ended 06-30-99)

          10.4 Note and Agreement as to Retirement Inns III, LLC. (Incorporated by reference to Exhibit 10.16 on Form 10-Q for the fiscal quarter ended 06-30-99)

          10.5 Limited Liability Company Agreement of Retirement Inns III, LLC. (Incorporated by reference to Exhibit 10.18 on Form 10-Q for the fiscal quarter ended 06-30-99)

          10.6 Deed of Trust Note of ARV Chandler Villas, L.P. to Red Mortgage Capital, Inc.*

          10.7 Allonge #1 to Deed of Trust Note of ARV Chandler Villas, L.P. to Red Mortgage Capital, Inc.*

          10.8 Deed of Trust between ARV Chandler Villas, L.P. and Fidelity National Title Insurance*

          10.9 Regulatory Agreement for U.S. Department of Housing Multifamily Housing Projects between ARV Chandler Villas, L.P. and Secretary of Housing and Urban Development*

          10.10 Purchase agreement and Escrow instructions between ARVP III/Brandford Square, L.P., and Vintage Senior Housing, LLC*

          10.11 First Amendment to Purchase Agreement and Escrow Instructions between ARV III/Bradford Square, L.P., and Avalon at Bradford Square, LLC, assignee of Vintage Senior Housing, LLC*

          10.12 Second Amendment to Purchase Agreement and Escrow Instructions between ARV III/ Bradford Square, L.P., and Avalon at Bradford Square, LLC*

--------------
* Filed herewith.