Form 10-Q
period 2001-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 2001-05-15
CIK 853274

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 Yes [X] No [ ]

        The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $18,666,480 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's units are assumed to be affiliates). The number of Units outstanding as of March 31, 2001 was 18,666.

================================================================================

   PART I - FINANCIAL INFORMATION
   ITEM 1 - FINANCIAL STATEMENTS

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                          (In thousands, except units)

                                                                         MARCH 31,    DECEMBER 31,
                                                                           2001           2000
                                                                         ---------    ------------
                                     ASSETS

Properties, at cost:
   Land                                                                  $  1,549       $  1,549
   Building and improvements, less accumulated depreciation
      of $2,483 and $2,371 in 2001 and 2000, respectively                  10,054         10,111
   Furniture, fixtures and equipment, less accumulated depreciation
     of $659 and $609 in 2001 and 2000, respectively                          479            510
                                                                         --------       --------
           Net properties                                                  12,082         12,170

Cash                                                                        2,884          8,458
Restricted cash                                                               171            168
Loan fees, less accumulated amortization of $269 and $403 in 2001
   and 2000, respectively                                                     182            176
Other assets                                                                  922            343
                                                                         --------       --------
                                                                         $ 16,241       $ 21,315
                                                                         ========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

Notes payable to banks                                                   $ 13,837       $ 13,177
Accounts payable                                                               81             65
Accrued expenses                                                              497            550
Amounts payable to affiliates                                                  --            244

Distributions payable to Partners                                             198          5,447
                                                                         --------       --------
           Total liabilities                                               14,613         19,483
                                                                         --------       --------
Partners' capital (deficit):
   General partners                                                            (2)            (2)
   Special limited partners                                                  (141)          (138)
   Limited partners, 18,666 units outstanding                               1,771          1,972
                                                                         --------       --------
           Total partners' capital                                          1,628          1,832
                                                                         --------       --------
                                                                         $ 16,241       $ 21,315
                                                                         ========       ========

          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                        Consolidated Statements of Income
                                   (unaudited)
                        (In thousands, except unit data)

                                                                    FOR THE
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                               2001        2000
                                                              ------      ------
Revenues:
   Rent                                                       $1,507      $1,907
   Assisted living                                               180         268
   Interest                                                       42          31
   Other                                                          42          60
                                                              ------      ------
         Total operating revenues                              1,771       2,266
                                                              ------      ------

Costs and expenses:
   Community property operations                                 870       1,115
   Assisted living                                               128         179
   General and administrative                                     85          91
   Depreciation and amortization                                 208         271
   Property taxes                                                 47          56
   Advertising                                                    17          24
   Interest                                                      304         383
                                                              ------      ------
         Total operating costs and expenses                    1,659       2,119
                                                              ------      ------

         Operating income                                        112         147
Income tax expense                                                --           3
                                                              ------      ------
Income before minority interest in income of majority
   owned entities and extraordinary item                         112         144
Minority interest in income of majority owned entities            --          80
                                                              ------      ------
Income before extraordinary item                                 112          64
Extraordinary loss from extinguishment of debt                    66          --
                                                              ------      ------
Net income                                                    $   46      $   64
                                                              ======      ======

Per units:
Net income per limited partner unit before extraordinary
   item                                                         5.98        3.43
Extraordinary item                                              3.52          --
                                                              ------      ------
Net income per limited partner unit                           $ 2.46      $ 3.43
                                                              ======      ======


          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                             ---------------------
                                                              2001          2000
                                                             -------       -------
Cash flows from operating activities:
  Net income                                                 $    46       $    64
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                              208           271
      Extraordinary loss from extinguishment of debt              66            --
      Change in assets and liabilities:
         Increase in restricted cash                              (3)           (2)
         (Increase) decrease in other assets                     (56)           21
         (Decrease) increase in account payable and
           accrued expenses                                      (37)           24
         Decrease in amounts payable to affiliate, net          (244)          (30)
         Increase in minority interest                            --            80
                                                             -------       -------
              Net cash provided by (used in) operating
                activities                                       (20)          428
                                                             -------       -------

Cash flows from investing activities:
  Additions to furniture, fixtures and equipment                 (80)          (30)
                                                             -------       -------
              Net cash used in investing activities              (80)          (30)
                                                             -------       -------

Cash flows from financing activities:
  Principal repayments on notes payable to banks and others   (5,123)          (46)
  Borrowing under refinancing                                  5,783            --
  Replenishment reserve under refinancing                       (522)           --
  Loan fees paid                                                 (83)           --
  Mortgage Insurance paid                                        (29)           --
  Distributions paid                                          (5,500)         (176)
                                                             -------       -------
              Net cash used in financing activities           (5,474)         (222)
                                                             -------       -------
Net (decrease) increase in cash                               (5,574)          176
Cash at beginning of period                                    8,458         2,190
                                                             -------       -------
Cash at end of period                                        $ 2,884       $ 2,366
                                                             =======       =======
Supplemental schedule of cash flow information -
    Cash paid during the period for interest                 $   341       $   383
                                                             =======       =======

          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2001


(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        We prepared the accompanying condensed financial statements of American Retirement Villas Properties III, L.P. following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.

        The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These are condensed consolidated financial statements. To obtain a more detailed understanding of our results, one should also read the financial statements and notes in our Form 10-K for 2000, which is on file with the SEC.

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

NET INCOME (LOSS) PER LIMITED PARTNER UNIT

        Net income (loss) per limited partner unit was based on the weighted average number of limited partner units outstanding of 18,666 on March 31, 2001 and December 31, 2000.

RECLASSIFICATIONS

        We have reclassified certain prior period amounts to conform to the March 31, 2001 presentation.

(2) TRANSACTIONS WITH AFFILIATES

        We have an agreement with ARV Assisted Living, Inc. ("ARV"), our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $86,000 and $112,000, for the three-month periods ended March 31, 2001 and 2000, respectively. Additionally, we pay ARV a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $38,000 and $44,000 for the three-month periods ended March 31, 2001 and 2000, respectively.

(3) NOTE PAYABLE:

        At March 31, 2001 and December 31, 2000, notes payable to banks and others included the following (in thousands):

                                                             MARCH 31,  DECEMBER 31,
                                                               2001         2000
                                                             ---------  ------------
Note payable to the bank, bearing interest at 9.15%.
   Monthly principle and interest payment of $69.7
   collateralized by property                                $ 8,056      $13,177

Notes payable, bearing interest at rates 8.06%, payable
   in monthly installments of principal and interest
   totaling $41.3 collateralized by property,
   mature February 2036                                        5,781           --
                                                             -------      -------

Total notes payable                                          $13,836      $13,177
                                                             =======      =======

        The annual principal payments of notes payable as of March 31, 2001 are as follows (in thousands):

                        For twelve months ended March 31,
                           2002                             $    8,087
                           2003                                     33
                           2004                                     37
                           2005                                     40
                           2006                                     43
                           Thereafter                            5,596
                                                            -----------
                                                            $   13,836
                                                            ===========

In the quarter ended March 31, 2001, certain notes payable were refinanced and the prior debt extinguished, resulting in an extraordinary loss due to the remaining costs which were written off at the time of the refinancing.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(DOLLARS IN MILLIONS)                                  Three months ended
                                                      ---------------------
                                                      March 31,   March 31,  Increase/
                                                        2001        2000     (decrease)
                                                      ---------   ---------  ----------
Revenues:
  Rent                                                 $1.51       $1.91     (21.0)%
  Assisted living                                       0.18        0.27     (32.5)%
  Interest and other revenue                            0.08        0.09      (7.4)%
                                                        ----        ----      -----
          Total revenue                                 1.77        2.27     (21.8)%
                                                        ----        ----     ------
Costs and expenses:
  Community property operations                         0.89        1.14     (22.1)%
  Assisted living                                       0.13        0.18     (28.2)%
  General and administrative                            0.09        0.10      (6.6)%
  Depreciation and amortization                         0.20        0.27     (23.5)%
  Property taxes                                        0.05        0.06     (17.2)%
  Interest                                              0.30        0.38     (20.5)%
                                                        ----        ----     ------
          Total costs and expenses                      1.66        2.13     (21.7)%
                                                        ----        ----     ------
          Operating income                              0.11        0.14     (21.4)%
Minority interest in operations                        -----        0.08    (100.0)%
                                                       -----        ----    -------
Income before extraordinary item                        0.11        0.06     (83.3)%
Extraordinary loss from extinguishment of debt         (0.06)      -----      100.0%
                                                       -----       -----      -----
           Net income                                  $0.05       $0.06     (27.5)%
                                                       =====       =====     ======


The decrease in assisted living community rental revenue of $0.40 million from $1.91 million for three-month period ended March 31, 2000 to $1.51 million for three-month period ended March 31, 2001, or (21.0)%, is primarily attributable to:

        - the sale of the Bradford Square, L.P. in December 2000;

        - average occupancy for our assisted living communities decreased from 98.5% for the three-month period ended March 31, 2000 as compared with 98.1% the three-month period ended March 31, 2001; offset by

        - an increase in average rental rate per occupied unit to $1,783 for the three-month period ended March 31, 2001 as compared with $1,704 for the three-month period ended March 31, 2000.

The decrease in assisted living revenue of $0.09 million from $0.27 million for the three-month period ended March 31, 2000 to $0.18 million for the three-month period ended March 31, 2001, or (32.5)%, is primarily attributable to:

        - the sale of the Bradford Square, L.P. in December 2000;

        - a decrease in the assisted living rate from $691 per month for the three-month period ended March 31, 2000 compared to $606 per month for the three-months ended March 31, 2001; offset by

        - an increase in the same store average assisted living residents to 99 residents for the three-month period ended March 31, 2001 as compared with 79 residents for the three-month period ended March 31, 2000.

The decrease in community property operations and assisted living operating expenses of $0.30 million from $1.32 million for the three-month period ended March 31, 2000 to $1.02 million for the three-month period ended March 31, 2001, or (22.7)%, is primarily attributable to:

        - the sale of the Bradford Square, L.P. in December 2000; offset by

        - an increase in variable expenses and repair and maintenance expenses;

        - the staffing requirements related to increased assisted living services provided; and

        - the increased salaries of staff and fringe benefits.

The decrease in property tax expense of $0.01 million from $0.06 million for the three-month period ended March 31, 2000 to $0.05 million for the three-month period ended March 31, 2001, or (17.2)%, is primarily due to the sale of the Bradford Square, L.P. in December 2000.

The decrease in depreciation and amortization of $0.07 million from $0.27 million for the three-month period ended March 31, 2000 to $0.20 million for the three-month period ended March 31, 2001, or (23.5)%, is primarily due to:

        - the sale of the Bradford Square, L.P. in December 2000 and

        - a decrease in amortization of loan fees related to the refinancing in January 2001 of one assisted living community.

The decrease in interest expense of $0.08 million from $0.38 million for the three-month period ended March 31, 2000 to $0.30 million for the three-month period ended March 31, 2001, or (20.5)%, is primarily related to the sale of the Bradford Square, L.P. in December 2000.

The decrease in minority interest in operations of $0.08 million from $0.08 million for the three-month period ended March 31, 2000 to $0.00 million for the three-month period ended March 31, 2001, or (100.0)%, is due to the sale of Bradford Square, L.P. in December 2000.

The extraordinary loss of $0.06 million is the result of the write off of loan fees due to the refinancing of one assisted living community in January 2001.


LIQUIDITY AND CAPITAL RESOURCES

We expect that cash generated from the operations of our properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions of debt and provide distributions to our partners. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

For the three-month period ended March 31, 2001, net cash used in operating activities was $0.54 million compared to cash provided by operating activities of $0.43 million for the corresponding period in 2000. The decrease was due to decrease in amounts payable to affiliates.

During the three-month period ended March 31, 2001, our net cash used in investing activities was $0.08 million compared to cash used in investing activities of $0.03 million for the corresponding period in 2000. The increase was a result of the physical improvement at our two assisted living communities.

During the three-month period ended March 31, 2001, our net cash used in financing activities was $5.0 million compared to cash used in financing activities of $0.2 million for the corresponding period in 2000. The financing activities consist of:

        - distribution of the sale proceed from the sale of Bradford Square L.P. to the partners,

        - principal repayment on notes payable,

        - initial deposit to reserve for replenishment and repair escrow that related to the refinancing of one assisted living community, and

        - loan fees and mortgage insurance related to the refinancing, offset by

        - borrowing from the refinancing.

We estimate that we will incur approximately $163,000 for the capital expenditures during 2001 for physical improvements at our two assisted living communities. As of March 31, 2001 we have made approximately $80,000 in capital expenditures. The funds for these improvements should be available from operations.

We are not aware of any trends, other than national economic conditions which have had, or which may be reasonably expected to have, a material favorable or unfavorable impact on the revenues or income from the operations or sale of properties. We believe that if the inflation rate increases they will be able to pass the subsequent increase in operating expenses onto the residents of the communities by way of higher rental and assisted living rates. The implementation of price increases is intended to lead to an increase in revenue however, those increases may result in an initial or permanent decline in occupancy and/or a delay in increasing occupancy. If this occurs, revenues may remain constant or decline.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks related to fluctuations in the interest rates on our fixed rate notes payable. With respect to our fixed rate notes payable, changes in the interest rates affect the fair market value of the notes payable, but not our earnings or cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the earlier of maturity and any required refinancing of such debt. We do not currently have any variable interest rate debt and, therefore, are not subject to interest rate risk associate with variable interest rate debt. Currently, we do not utilize interest rate swap or exchange agreements and, therefore, are not subject to interest rate risk associated with interest rate swaps.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are from time to time subject to lawsuits and other matters in the normal course of business. While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Report:

        (1) Financial Statements

        (2) Exhibits

Exhibit Number    Description
--------------    -----------
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

    10.6          Deed of Trust Note of ARV Chandler Villas, L.P. to Red
                  Mortgage Capital, Inc. (Incorporated by reference to Exhibit
                  10.6 on Form 10-K for the year ended 12-31-00)

    10.7          Allonge #1 to Deed of Trust Note of ARV Chandler Villas, L.P.
                  to Red Mortgage Capital, Inc. (Incorporated by reference to
                  Exhibit 10.7 on Form 10-K for the year ended 12-31-00)

    10.8          Deed of Trust between ARV Chandler Villas, L.P. and Fidelity
                  National Title Insurance. (Incorporated by reference to
                  Exhibit 10.8 on Form 10-K for the year ended 12-31-00)

    10.9          Regulatory Agreement for U.S. Department of Housing
                  Multifamily Housing Projects between ARV Chandler Villas, L.P.
                  and Secretary of Housing and Urban Development. (Incorporated by reference to Exhibit 10.9 on Form 10-K for the year ended
                  12-31-00)

    10.10         Purchase agreement and Escrow instructions between ARVP
                  III/Brandford Square, L.P., and Vintage Senior Housing, LLC.
                  (Incorporated by reference to Exhibit 10.10 on Form 10-K for the year ended 12-31-00)

    10.11 First Amendment to Purchase Agreement and Escrow Instructions between ARV III/Bradford Square, L.P., and Avalon at Bradford
                  Square, LLC, assignee of Vintage Senior Housing, LLC.
                  (Incorporated by reference to Exhibit 10.11 on Form 10-K for the year ended 12-31-00)

    10.12 Second Amendment to Purchase Agreement and Escrow Instructions between ARV III/ Bradford Square, L.P., and Avalon at Bradford
                  Square, LLC. (Incorporated by reference to Exhibit 10.12 on
                  Form 10-K for the year ended 12-31-00)

(b) Reports on Form 8-K

        We did not file any report on Form 8-K for the period ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        AMERICAN RETIREMENT VILLAS PROPERTIES III, A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.

                                            ARV ASSISTED LIVING, INC.

                                            By: /s/ DOUGLAS M. PASQUALE
                                               ---------------------------------
                                                      Douglas M. Pasquale
                                                    Chief Executive Officer

Date: May 15, 2001

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

                  SIGNATURE                                       TITLE                            DATE
                  ---------                                       -----                            ----
            /s/ DOUGLAS M. PASQUALE            Chief Executive Officer                         May 15, 2001
            ------------------------------     (Principal Executive Officer)
                 Douglas M. Pasquale

            /s/ABDO H. KHOURY                  President and Chief Financial Officer           May 15, 2001
            ------------------------------     (Principal Financial & Accounting Officer)
                   Abdo H. Khoury