Form 10-Q
period 2001-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 2001-08-14
CIK 853274

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
          ___________


                         COMMISSION FILE NUMBER: 0-26470


                           AMERICAN RETIREMENT VILLAS
                              PROPERTIES III, L.P.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     CALIFORNIA                              33-0365417
         -------------------------------                 -------------------
         (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

       245 FISCHER AVENUE, D-1 COSTA MESA, CA                  92626
      ---------------------------------------                ----------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (714) 751-7400



    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

    The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $18,666,480 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's units are assumed to be affiliates). The number of Units outstanding as of June 30, 2001 was 18,666.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                          (In thousands, except units)

                                                                                     JUNE 30,     DECEMBER 31,
                                                                                       2001           2000
                                                                                     --------       --------
                                      ASSETS

Properties, at cost:
    Land                                                                             $  1,549       $  1,549
    Building and improvements, less accumulated depreciation
       of $2,596 and $2,371 in 2001 and 2000, respectively                             10,008         10,111
    Furniture, fixtures and equipment, less accumulated depreciation of $691
       and $609 in 2001 and 2000, respectively                                            529            510
                                                                                     --------       --------

              Net properties                                                           12,086         12,170

Cash                                                                                    3,100          8,458
Restricted cash                                                                            83            168
Loan fees, less accumulated amortization of $309 and $403 in 2001
  and 2000, respectively                                                                  142            176
Other assets                                                                              792            343
                                                                                     --------       --------

                                                                                     $ 16,203       $ 21,315
                                                                                     ========       ========

                         LIABILITIES AND PARTNERS' CAPITAL

Notes payable to banks                                                               $ 13,804       $ 13,177
Accounts payable                                                                          125             65
Accrued expenses                                                                          458            550
Amounts payable to affiliates                                                              25            244
Distributions payable to partners                                                         174          5,447
                                                                                     --------       --------

              Total liabilities                                                        14,586         19,483
                                                                                     --------       --------

Partners' capital (deficit):
    General partners                                                                       (2)            (2)
    Special limited partners                                                             (139)          (138)
    Limited partners, 18,666 units outstanding                                          1,758          1,972
                                                                                     --------       --------

              Total partners' capital                                                   1,617          1,832
                                                                                     --------       --------
                                                                                     $ 16,203       $ 21,315
                                                                                     ========       ========


          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                   Condensed Consolidated Statements of Income
                                   (unaudited)
                        (In thousands, except unit data)

                                                     FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                        ENDED JUNE 30,          ENDED JUNE 30,
                                                      ------------------      ------------------
                                                       2001        2000        2001        2000
                                                      ------      ------      ------      ------

Revenues:
    Rent .......................................      $1,514      $1,852      $3,021      $3,759
    Assisted living ............................         185         284         365         551
    Interest ...................................          31          34          73          65
    Other ......................................          32          32          74          93
                                                      ------      ------      ------      ------

           Total revenues ......................       1,762       2,202       3,533       4,468
                                                      ------      ------      ------      ------

Costs and expenses:
    Community property operations ..............         849       1,072       1,719       2,186
    Assisted living ............................         123         149         251         329
    General and administrative .................          71          85         156         171
    Depreciation and amortization ..............         211         272         419         542
    Property taxes .............................          46          57          93         114
    Advertising ................................          10          28          27          57
    Interest ...................................         308         270         612         653
                                                      ------      ------      ------      ------

   Total operating costs and expenses ..........       1,618       1,933       3,277       4,052
                                                      ------      ------      ------      ------

 Income before income tax expense, minority
   interest in income of majority owned
   entities and extraordinary loss .............         144         269         256         416
Income tax expense .............................           5           3           5           5
                                                      ------      ------      ------      ------
Income before minority interest in income of
  majority owned entities and extraordinary loss         139         266         251         411
Minority interest in income of majority owned
  entities .....................................          --          39          --         119
                                                      ------      ------      ------      ------
Income before extraordinary loss ...............         139         227         251         292
     Extraordinary loss from extinguishment of
       debt ....................................          --          --          66          --
                                                      ------      ------      ------      ------
Net income .....................................      $  139      $  227      $  185      $  292
                                                      ======      ======      ======      ======

Per unit:
     Net income per limited partner unit before
      extraordinary loss .......................      $ 7.37      $12.09      $13.31      $15.48
Extraordinary loss .............................          --          --        3.50          --

                                                      ------      ------      ------      ------
Net income per limited partner unit ............      $ 7.37      $12.09      $ 9.81      $15.48
                                                      ======      ======      ======      ======


          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                           FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                          ---------------------
                                                                           2001          2000
                                                                          -------       -------

Cash flows from operating activities:
  Net income .......................................................      $   185       $   292
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................          419           542
      Extraordinary loss from extinguishment of debt ...............           66            --
      Change in assets and liabilities:
         Decrease (increase) in restricted cash ....................           85            (4)
         Decrease (increase) in other assets .......................           60          (138)
         (Decrease) increase in account payable and accrued expenses          (32)           29
         Decrease in amounts payable to affiliate ..................         (219)           (9)
         Increase in minority interest .............................           --           119
                                                                          -------       -------
              Net cash provided by (used in) operating activities ..          564           831
                                                                          -------       -------

Cash flows from investing activities:
    Additions to furniture, fixtures and equipment .................         (254)          (53)
                                                                          -------       -------
             Net cash used in investing activities .................         (254)          (53)
                                                                          -------       -------

Cash flows from financing activities:
    Principal repayments on notes payable to banks .................       (5,156)          (91)
    Borrowing under refinancing ....................................        5,783            --
    Replenishment reserve under refinancing ........................         (510)           --
    Loan fees ......................................................          (83)           --
    Mortgage Insurance .............................................          (29)           --
    Distributions paid .............................................       (5,673)         (348)
                                                                          -------       -------
              Net cash used in financing activities ................       (5,668)         (439)
                                                                          -------       -------

Net (decrease) increase in cash ....................................       (5,358)          339
Cash at beginning of period ........................................        8,458         2,190
                                                                          -------       -------
Cash at end of period ..............................................      $ 3,100       $ 2,529
                                                                          =======       =======

Supplemental schedule of cash flow information -
    Cash paid during the period for interest .......................      $   654       $   765
                                                                          =======       =======


          See accompanying notes to the unaudited financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2001


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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of American Retirement Villas Properties III, L.P. (the "Partnership" or "ARVPIII") include the accounts of the Partnership, ARVP III/Bradford Square, L.P. (ARVP III/BS), Retirement Inns III, LLC and ARV Chandler Villas, L.P. The Retirement Inns III, LLC and ARV Chandler Villas L.P are 100% owned and therefore consolidated into the Partnership. Bradford Square was sold on December 31, 2000.

     The ARVPIII/BS partnership had ARVPIII as 50% general partner. The Partnership accounted for ARVPIII/BS L.P. using the principles of accounting applicable to investment in subsidiaries (consolidation). All inter-company balances and transactions had been eliminated in consolidation. Minority interest represented the minority partners' cost to acquire the minority interest adjusted by their proportionate share of subsequent earnings, losses and distributions. As a managing general partner, pursuant to the ARVPIII/BS limited partnership agreement, the general partner had full, exclusive and complete discretion and authority to control the partnership's business and affairs as if it were a partnership without limited partners. The limited partner shall not participate in control of the partnership business and have only the voting rights provided by the limited partnership agreement as follows:
"Limited Partner shall not have the right or power to (a) withdraw or reduce their Capital Contribution; (b) bring an action for partition against the partnership; (c) cause the termination or dissolution of the partnership; (d) demand or receive property other than cash in return for its Capital." However, with the written consent of the limited partner, the Partnership, as general partner, may (a) dissolve or wind up, (b) sell or refinance the project, (c) change the nature of the partnership's business, or (d) admit new general partner(s). Management believes that the general partner had control consistent with the requirements of paragraph 9 of SOP 78-9 and that the rights the limited partner had are protective rights as discussed in EITF 96-16.

BASIS OF ACCOUNTING

     We maintain our records on the accrual method of accounting for financial reporting and Federal and state tax purposes.

CARRYING VALUE OF REAL ESTATE

     Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

     Buildings and improvements......................    27.5 to 35 years
     Furniture, fixtures and equipment...............    3 to 7 years

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

USE OF ESTIMATES

     In the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America, we have made estimates and assumptions that affect the following:

     o reported amounts of assets and liabilities at the date of the financial statements;

     o disclosure of contingent assets and liabilities at the date of the financial statements; and

     o    reported amounts of revenues and expenses during the reporting period.

     Actual results could differ from those estimates.

 IMPOUND ACCOUNTS

     The U.S. Department of Housing and Urban Development ("HUD") finances our properties. HUD holds our funds in impound accounts for payment of property taxes, insurance and future property improvements (replacement reserves) on these properties. We include these impound accounts in other assets.

LOAN FEES

     We amortize loan fees using the effective interest method over the term of the respective note payable.

CAPITAL EXPENDITURES

     We capitalize all assets, obtained by purchase, trade or capital lease that have a useful life of more than one year, and costs exceeding $500, or a group of similar assets purchased together where the total purchase price exceeds $1000 and the cost of each asset exceeds $50. Improvements or additions to existing assets are also capital expenditures when they extend the useful life of the assets beyond their original life. Refurbishment expenditures are expensed as incurred.

RENTAL INCOME

     Rent agreements with tenants are on a month-to-month basis. We apply advance deposits to the first month's rent. Revenue is recognized in the month earned for rent and assisted living services.

NET INCOME PER LIMITED PARTNER UNIT

     Net income per limited partner unit was based on the weighted average number of limited partner units outstanding of 18,666 during the periods ended June 30, 2001 and 2000.

RECLASSIFICATIONS

      We have reclassified certain prior period amounts to conform to the June 30, 2001 presentation.


(2) PROPERTIES

    The following table sets forth, as of June 30, 2001, the location of each our Assisted Living Community ("ALC"), the date on which operations commenced at each such ALC, the number of units at each ALC, and our interest in each ALC.

                                                COMMENCED
          COMMUNITY            LOCATION         OPERATIONS        UNITS
          ---------            --------         ----------        -----

          Chandler Villas    Chandler, AZ     September 1992       164
          Villa Las Posas    Camarillo, CA    December 1997        123

(3) SALE OF PROPERTIES

     SALE OF PROPERTY - ARVP III/BRADFORD SQUARE LTD.

     On December 18, 1990, we entered into a limited partnership, ARVP III/BS, with an unrelated third party, Bradford Square Ltd. Both partners made an initial $1,000 cash contribution. We were the Managing General Partner and Bradford Square Ltd. is the Limited Partner, each with a 50% interest. Pursuant to the agreement, Bradford Square Ltd. contributed an existing community (Bradford Square), to ARVP III/BS, and, we contributed cash. Income and loss was generally allocated to the Managing General Partner and Bradford Square, Ltd. based on their partnership interests. Since the partnership agreement terminated in December 2000, we sold Bradford Square L.P. on December 21, 2000 to an unrelated third party for $8,002,000. The distribution of assets on liquidation of the partnership was made in accordance with the limited partnership agreement.

     SALE OF PROPERTY - HERITAGE POINTE CLAREMONT

     In September 1993, we contracted to sell our then-owned Heritage Pointe Claremont ALC to Claremont Senior Partners ("CSP") for $12,281,900. ARV Assisted Living, Inc., our General Partner, is a special limited partner of CSP. The transaction closed on December 30, 1993. The consideration we received from CSP in the sale of Heritage Pointe Claremont ALC consisted of both $10,000 in cash and cash equivalents and $12,271,900 in the form of a promissory note.

     The promissory note bears interest at 8.0% and the outstanding balance and interest are payable from excess cash flows as defined in the CSP partnership agreement. The promissory note is secured by certain CSP partners' interests in CSP and matures January 25, 2010.

     Upon the receipt of the principal and interest payment from CSP in April 1996 and January 1995, a sufficient investment as defined by Statements of Financial Accounting Standards Board No. 66 was made and the sale was recognized. As CSP's excess cash flows do not currently exceed the interest payment requirements, SFAS 66 requires profit on the sale to be recognized under the cost recovery method as payments are received on the notes. We received interest payments on this note totaling $3,000 and $12,000 for the six-month period ended June 30, 2001 and 2000, respectively.

     The remaining balance of the promissory note as of June 30, 2001 is $3,820,507.


(4)  TRANSACTIONS WITH AFFILIATES

     We have an agreement with ARV Assisted Living, Inc. ("ARV"), our Managing General Partner, providing for a property management fee of five percent of gross revenues. These payments amounted to $173,000 and $220,000 for the six-month period and $86,000 and $108,000, for the three-month period ended June 30, 2001 and 2000, respectively. Additionally, we pay ARV a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement. These payments amounted to $58,000 and $88,000 for the six-month period and $19,000 and $44,000 for the three-month period ended June 30, 2001 and 2000, respectively.

(5)  NOTES PAYABLE

     At June 30, 2001 and December 31, 2000, notes payable to banks included the following (in thousands):

                                                                    JUNE 30,   DECEMBER 31,
                                                                      2001         2000
                                                                    --------   ------------

     Note payable to the bank, bearing interest at 9.15%
       Monthly principal and interest payment of $69.7,
       collateralized by property, mature January 2002 .......      $ 8,031      $13,177
     Note payable to the bank, bearing interest at rates 8.06%, payable in monthly installments of principal and
       interest totaling $41.3, collateralized by property,
       mature February 2036 ..................................        5,773           --
                                                                    -------      -------
     Total notes payable .....................................      $13,804      $13,177
                                                                    =======      =======

     The annual principal payments of notes payable as of June 30, 2001 are as follows (in thousands):

          For twelve months ended June 30,
              2002                                    $ 8,063
              2003                                         34
              2004                                         37
              2005                                         41
              2006                                         44
              Thereafter                                5,585
                                                      -------
                                                      $13,804
                                                      =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     (DOLLARS IN MILLIONS)                                         For The Six Months
                                                                          Ended
                                                                  --------------------
                                                                  June 30,    June 30,   Increase/
                                                                    2001        2000    (decrease)
                                                                  --------    --------  ----------

     Revenues:
       Rent .................................................      $3.02       $3.76      (19.6)%
       Assisted living ......................................       0.36        0.55      (33.8)%
       Interest and other revenue ...........................       0.15        0.16       (6.9)%
                                                                   -----       -----     ------
               Total revenue ................................       3.53        4.47      (20.9)%
                                                                   -----       -----     ------
     Costs and expenses:
       Community property operations ........................       1.75        2.26      (22.1)%
       Assisted living ......................................       0.25        0.33      (23.7)%
       General and administrative ...........................       0.16        0.17       (8.8)%
       Depreciation and amortization ........................       0.42        0.54      (22.7)%
       Property taxes .......................................       0.09        0.11      (18.4)%
       Interest .............................................       0.61        0.65       (6.3)%
                                                                   -----       -----     ------
               Total costs and expenses .....................       3.28        4.06      (19.1)%
                                                                   -----       -----     ------
     Income before minority interest and extraordinary loss .       0.25        0.41      (38.9)%
     Minority interest in operations ........................         --        0.12     (100.0)%
                                                                   -----       -----     ------
     Income before extraordinary loss .......................       0.25        0.29      (14.0)%
     Extraordinary loss from extinguishment of debt .........      (0.06)         --      100.0%
                                                                   -----       -----     ------
                Net income ..................................      $0.19       $0.29      (36.6)%
                                                                   =====       =====     ======

     The decrease in assisted living community rental revenue of $0.74 million from $3.76 million for the six-month period ended June 30, 2000 to $3.02 million for the six-month period ended June 30, 2001, or (19.6)%, is primarily attributable to:

     o    the sale of the Bradford Square, L.P in December 2000;

     o average occupancy for our remaining assisted living communities decreased from 97.9% for the six-month period ended June 30, 2000 as compared with 97.3% the six-month period ended June 30, 2001; offset by

     o an increase in the same store average rental rate per occupied unit to $1,803 for the six-month period ended June 30, 2001 as compared with $1,664 for the six-month period ended June 30, 2000.

     The decrease in assisted living revenue of $0.19 million from $0.55 million for the six-month period ended June 30, 2000 to $0.36 million for the six-month period ended June 30, 2001, or (33.8)%, is primarily attributable to:

     o    the sale of the Bradford Square, L.P. in December 2000;

     o a decrease in the assisted living rate from $642 per month for the six-month period ended June 30, 2000 compared to $616 per month for the six-months ended June 30, 2001; offset by

     o an increase in the same store average assisted living residents to 99 residents for the six-month period ended June 30, 2001 as compared with 80 residents for the six-month period ended June 30, 2000.

     The decrease in community property operations and assisted living operating expenses of $0.59 million from $2.59 million for the six-month period ended June 30, 2000 to $2.00 million for the six-month period ended June 30, 2001, or (22.3)%, is primarily due to:

     o    the sale of the Bradford Square, L.P in December 2000; offset by

     o an increase in management fees as the result of increase in revenues of our remaining assisted living communities;

     o the staffing requirements related to increased assisted living services provided; and

     o    the increased salaries of staff and fringe benefits.

     The decrease in general and administrative expense of $0.01 million from $0.17 million for the six-month period ended June 30, 2000 to $0.16 million for the six-month period ended June 30, 2001, or (8.8)%, is primarily attributable to:

     o    the sale of the Bradford Square, L.P in December 2000; offset by

     o    the increase in property general liability insurance; and

     o    the increase in accounting fees and professional fees.

     The decrease in property tax expense of $0.02 million from $0.11 million for the six-month period ended June 30, 2000 to $0.09 million for the six-month period ended June 30, 2001, or (18.4)%, is primarily due to the sale of the Bradford Square, L.P. in December 2000.

     The decrease in depreciation and amortization of $0.12 million from $0.54 million for the six-month period ended June 30, 2000 to $0.42 million for the six-month period ended June 30, 2001, or (22.7)%, is primarily due to:

     o    the sale of the Bradford Square, L.P. in December 2000; and

     o a decrease in amortization of loan fees related to the refinancing in January 2001 of Chandler Villas ALC.

     The decrease in interest expense of $0.04 million from $0.65 million for the six-month period ended June 30, 2000 to $0.61 million for the six-month period ended June 30, 2001, or (6.3)%, is primarily due to:

     o    the sale of the Bradford Square, L.P. in December 2000; offset by

     o the recovery of $112,000 of the interest rate lock and commitment fees in June 2000 that related to a failed refinancing of certain notes payable in 1998.

     There is no minority interest for the six-month period ended June 30, 2001 due to the sale of Bradford Square, L.P in December 2000.

     The extraordinary loss of $0.06 million is the result of the write off of loan fees due to the refinancing of Chandler Villas ALC in January 2001.

     (DOLLARS IN MILLIONS)                  For The Three Months
                                                   Ended
                                            --------------------
                                            June 30,   June 30,  Increase/
                                              2001       2000    (decrease)
                                            --------   --------  ---------

     Revenues:
       Rent ...........................      $1.51      $1.85      (18.3)%
       Assisted living ................       0.18       0.28      (34.9)%
       Interest and other revenue .....       0.07       0.07       (4.5)%
                                             -----      -----     ------
               Total revenue ..........       1.76       2.20      (20.0)%
                                             -----      -----     ------
     Costs and expenses:
       Community property operations ..       0.86       1.10      (21.7)%
       Assisted living ................       0.12       0.15      (17.4)%
       General and administrative .....       0.07       0.08      (16.5)%
       Depreciation and amortization ..       0.21       0.27      (22.4)%
       Property taxes .................       0.05       0.06      (19.3)%
       Interest .......................       0.31       0.27       14.0 %
                                             -----      -----     ------
               Total costs and expenses       1.62       1.93      (16.2)%
                                             -----      -----     ------
     Income before minority interest ..       0.14       0.27      (47.7)%
     Minority interest in operations ..         --       0.04     (100.0)%
                                             -----      -----     ------
                Net income ............      $0.14      $0.23      (38.8)%
                                             =====      =====     ======

     The decrease in assisted living community rental revenue of $0.34 million from $1.85 million for the three-month period ended June 30, 2000 to $1.51 million for the three-month period ended June 30, 2001, or (18.3)%, is primarily attributable to:

     o    the sale of the Bradford Square, L.P in December 2000;

     o average occupancy for our remaining assisted living communities decreased from 96.6% for the three-month period ended June 30, 2000 as compared with 96.5% the three-month period ended June 30, 2001; offset by

     o an increase in the same store average rental rate per occupied unit to $1,822 for the three-month period ended June 30, 2001 as compared with $1,665 for the three-month period ended June 30, 2000.

     The decrease in assisted living revenue of $0.10 million from $0.28 million for the three-month period ended June 30, 2000 to $0.18 million for the three-month period ended June 30, 2001, or (34.9)%, is primarily attributable to:

     o    the sale of the Bradford Square, L.P. in December 2000;

     o a decrease in the assisted living rate from $649 per month for the three-month period ended June 30, 2000 compared to $625 per month for the three-months ended June 30, 2001; offset by

     o an increase in the same store average assisted living residents to 98 residents for the three-month period ended March 31, 2001 as compared with 81 residents for the three-month period ended June 30, 2000.

     The decrease in community property operations and assisted living operating expenses of $0.27 million from $1.25 million for the three-month period ended June 30, 2000 to $0.98 million for the three-month period ended June 30, 2001, or (21.6)%, is primarily attributable to:

     o    the sale of the Bradford Square, L.P in December 2000; offset by

     o the increase in variable expenses and repair and maintenance as a result of inflation;

     o an increase in management fees as the result of increase in revenues of our remaining assisted living communities;

     o the staffing requirements related to increased assisted living services provided; and

     o    the increased salaries of staff and fringe benefits.

     The decrease in general and administrative expense of $0.01 million from $0.08 million for the three-month period ended June 30, 2000 to $0.07 million for the three-month period ended June 30, 2001, or (16.5)%, is primarily attributable to:

     o    the sale of the Bradford Square, L.P in December 2000; offset by

     o    the increase in property general liability insurance;

     o    the increase in partnership administrative fees paid to our affiliate;
          and

     o    the increase in accounting and professional fees.

     The decrease in property tax expense of $0.01 million from $0.06 million for the three-month period ended June 30, 2000, to $0.05 million for the three-month period ended June 30, 2001, or (19.3)%, is primarily due to the sale of the Bradford Square, L.P. in December 2000.

     The decrease in depreciation and amortization of $0.06 million from $0.27 million for the three-month period ended June 30, 2000 to $0.21 million for the three-month period ended June 30, 2001, or (22.4)%, is primarily due to:

     o    the sale of the Bradford Square, L.P. in December 2000; and

     o a decrease in amortization of loan fees related to the refinancing in January 2001 of one assisted living community.

     The increase in interest expense of $0.04 million from $0.27 million for the three-month period ended June 30, 2000 to $0.31 million for the three-month period ended June 30, 2001, or 14.0%, is primarily due to:

     o the recovery of $112,000 of the interest rate lock and commitment fees in June 2000 that related to a failed refinancing of certain notes payable in 1998; offset by

     o    the sale of the Bradford Square, L.P. in December 2000.

     There is no minority interest for the three-month period ended June 30, 2001 due to the sale of Bradford Square, L.P. in December 2000.


LIQUIDITY AND CAPITAL RESOURCES

     We expect that cash generated from the operations of our properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions of debt and provide distributions to our partners. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

     For the six-month period ended June 30, 2001, net cash provided by operating activities was $0.56 million compared to cash provided by operating activities of $0.83 million for the corresponding period in 2000. The decrease was due to decrease in operating income before depreciation and amortization, which related to the lack of income from Bradford Square, L.P that was sold in December 2000.

     During the six-month period ended June 30, 2001, our net cash used in investing activities was $0.25 million compared to cash used in investing activities of $0.05 million for the corresponding period in 2000. The increase was a result of physical improvements at our two assisted living communities.

     During the six-month period ended June 30, 2001, our net cash used in financing activities was $5.67 million compared to cash used in financing activities of $0.44 million for the corresponding period in 2000. The financing activities consist of:

     o distribution of the sale proceeds from Bradford Square L.P to the partners;

     o    principal repayment on notes payable;

     o initial deposit to reserve for replenishment and repair escrow that related to the refinancing of one ALC; and

     o    loan fees and mortgage insurance related to the refinancing; offset by

     o    borrowing from the refinancing.

     We estimate that we will incur approximately $355,000 for the capital expenditures during 2001 for physical improvements at our two assisted living communities. As of June 30, 2001, we have made approximately $254,000 in capital expenditures. Part of this capital expenditure was required by and funded from the refinancing in January 2001. The funds for the remaining improvements should be available from operations.

     We are not aware of any trends, other than national economic conditions which have had, or which may be reasonably expected to have, a material favorable or unfavorable impact on the revenues or income from the operations or sale of properties. We believe that if the inflation rate increases we will be able to pass the subsequent increase in operating expenses to the residents of the communities by way of higher rental and assisted living rates. The implementation of price increases is intended to lead to an increase in revenue, however, those increases may result in an initial or permanent decline in occupancy and/or a delay in increasing occupancy. If this occurs, revenues may remain constant or decline.


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

ITEM 5. OTHER INFORMATION

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1)  Financial Statements

     (2)  Exhibits: None.

(b)  Reports on Form 8-K

     We did not file any report on Form 8-K for the period ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     AMERICAN RETIREMENT VILLAS PROPERTIES III, A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.

                                                  ARV ASSISTED LIVING, INC.

                                                  By: /s/ DOUGLAS M. PASQUALE
                                                      --------------------------
                                                          Douglas M. Pasquale
                                                          Chief Executive
                                                          Officer
Date: August 13, 2001

    Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                          TITLE                           DATE
              ---------                          -----                           ----

   /s/   DOUGLAS M. PASQUALE           Chief Executive Officer              August 13, 2001
-----------------------------------    (Principal Executive Officer)
         Douglas M. Pasquale

   /s/       ANITA RYAN                Vice President, Controller           August 13, 2001
-----------------------------------    (Principal Accounting Officer)
             Anita Ryan