Form 10-Q
period 2001-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 2001-11-14
CIK 853274

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO __________


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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714)751-7400



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $18,666,480 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's units are assumed to be affiliates). The number of Units outstanding as of September 30, 2001 was 18,666.



================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                          (In thousands, except units)


                                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                                              2001             2000
                                                                                          -------------    ------------
                                               ASSETS
Properties, at cost:
    Land .......................................................................        $  1,549         $  1,549
    Building and improvements, less accumulated depreciation of $2,709 and
       $2,371 in 2001 and 2000, respectively ...................................           9,916           10,111
    Furniture, fixtures and equipment, less accumulated depreciation of $748 and
       $609 in 2001 and 2000, respectively .....................................             499              510
                                                                                        --------         --------
                Net properties .................................................          11,964           12,170

Cash ...........................................................................           2,935            8,458
Restricted cash ................................................................              84              168
Loan fees, less accumulated amortization of $310 and $403 in 2001
    and 2000, respectively .....................................................             142              176
Other assets ...................................................................             903              343
                                                                                        --------         --------
                                                                                        $ 16,028         $ 21,315
                                                                                        ========         ========

                               LIABILITIES AND PARTNERS' CAPITAL

Notes payable to banks .........................................................        $ 13,771         $ 13,177
Accounts payable ...............................................................              58               65
Accrued expenses ...............................................................             559              550
Amounts payable to affiliates ..................................................              73              244
Distributions payable to partners ..............................................              76            5,447
                                                                                        --------         --------
                Total liabilities ..............................................          14,537           19,483
                                                                                        --------         --------

Partners' capital (deficit):
    General partners ...........................................................              (2)              (2)
    Special limited partners ...................................................            (139)            (138)
    Limited partners, 18,666 units outstanding .................................           1,632            1,972
                                                                                        --------         --------
                Total partners' capital ........................................           1,491            1,832
                                                                                        --------         --------
                                                                                        $ 16,028         $ 21,315
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

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                   Condensed Consolidated Statements of Income
                                   (unaudited)
                        (In thousands, except unit data)


                                                          FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                          --------------------------   -------------------------
                                                             2001           2000         2001          2000
                                                           -------        -------      -------        -------
Revenues:
    Rent ..........................................        $1,523        $1,902        $4,544        $5,662
    Assisted living ...............................           186           278           551           829
    Interest ......................................            26            39            99           104
    Other .........................................            40            27           114           119
                                                           ------        ------        ------        ------
    Total revenues ................................         1,775         2,246         5,308         6,714
                                                           ------        ------        ------        ------
Costs and expenses:
    Community property operations .................           905         1,112         2,624         3,297
    Assisted living ...............................           145           171           396           500
    General and administrative ....................            81           106           237           278
    Depreciation and amortization .................           175           280           594           822
    Property taxes ................................            47            58           140           172
    Advertising ...................................            23            20            50            78
    Interest ......................................           307           380           919         1,033
                                                           ------        ------        ------        ------

     Total operating costs and expenses ...........         1,683         2,127         4,960         6,180
                                                           ------        ------        ------        ------
Operating income ..................................            92           119           348           534
     Costs of sale of property ....................            65            --            65            --
                                                           ------        ------        ------        ------
 Income before income tax expense, minority
      interest in income of majority owned
      entities and extraordinary loss .............            27           119           283           534
Income tax expense ................................             3             3             8             8
                                                           ------        ------        ------        ------
Income before minority interest in income of
     majority owned entities and extraordinary loss            24           116           275           526
Minority interest in income of majority owned
     entities .....................................            --            65            --           183
                                                           ------        ------        ------        ------
Income before extraordinary loss ..................            24            51           275           343
Extraordinary loss from extinguishment of debt ....            --            --            66            --
                                                           ------        ------        ------        ------
Net income ........................................        $   24        $   51        $  209        $  343
                                                           ======        ======        ======        ======

Per unit:
     Net income per limited partner unit before
        extraordinary loss ........................        $ 1.27        $ 2.71        $14.58        $18.19
     Extraordinary loss ...........................            --            --          3.50            --
                                                           ------        ------        ------        ------
     Net income per limited partner unit ..........        $ 1.27        $ 2.71        $11.08        $18.19
                                                           ======        ======        ======        ======

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

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                                                FOR THE NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                               -----------------------
                                                                                2001            2000
                                                                               -------         -------
Cash flows from operating activities:
  Net income ..........................................................        $   209         $   343
  Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ................................            594             822
         Extraordinary loss from extinguishment of debt ...............             66              --
     Change in assets and liabilities:
         Decrease (increase) in restricted cash .......................             84              (6)
         Increase in other assets .....................................            (78)           (103)
         Increase in accounts payable and accrued expenses ............              2              69
         Decrease in amounts payable to affiliate .....................           (171)            (14)
         Increase in minority interest ................................             --             184
                                                                               -------         -------
              Net cash provided by operating activities ...............            706           1,295
                                                                               -------         -------

Cash flows from investing activities:
    Additions to furniture, fixtures and equipment ....................           (307)           (127)
                                                                               -------         -------
             Net cash used in investing activities ....................           (307)           (127)
                                                                               -------         -------
Cash flows from financing activities:
    Principal repayments on notes payable to banks ....................         (5,189)           (139)
    Borrowing under refinancing .......................................          5,783              --
    Replenishment reserve under refinancing ...........................           (482)             --
    Loan fees .........................................................            (83)             --
    Mortgage insurance ................................................            (29)             --
    Distributions paid ................................................         (5,922)           (513)
                                                                               -------         -------
              Net cash used in financing activities ...................         (5,922)           (652)
                                                                               -------         -------
Net (decrease) increase in cash .......................................         (5,523)            516
Cash at beginning of period ...........................................          8,458           2,190
                                                                               -------         -------
Cash at end of period .................................................        $ 2,935         $ 2,706
                                                                               =======         =======
Supplemental schedule of cash flow information -
    Cash paid during the period for interest ..........................        $   942         $ 1,145
                                                                               =======         =======

                     See accompanying notes to the unaudited
                  condensed consolidated financial statements.

                 American Retirement Villas Properties III, L.P.
                       (a California limited partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2001


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

      The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. To obtain a more detailed understanding of our results, one should also read the financial statements and notes in our Form 10-K for the fiscal year ended December 31, 2000, which is on file with the SEC.

      The results of operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements of American Retirement Villas Properties III, L.P. (the "Partnership" or "ARVPIII") include the accounts of the Partnership, ARVP III/Bradford Square, L.P. (ARVPIII/BS), Retirement Inns III, LLC and ARV Chandler Villas, L.P. The Retirement Inns III, LLC and ARV Chandler Villas L.P are 100% owned and therefore consolidated into the Partnership. Bradford Square was sold on December 31, 2000.

      ARVPIII was the 50% general partner of ARVPIII/BS. The Partnership accounted for ARVPIII/BS. using the principles of accounting applicable to investment in subsidiaries (consolidation). All inter-company balances and transactions had been eliminated in consolidation. Minority interest represented the minority partners' cost to acquire the minority interest adjusted by their proportionate share of subsequent earnings, losses and distributions. As a managing general partner, pursuant to the ARVPIII/BS limited partnership agreement, the general partner had full, exclusive and complete discretion and authority to control the partnership's business and affairs as if it were a partnership without limited partners. The limited partner shall not participate in control of the partnership business and have only the voting rights provided by the limited partnership agreement as follows: "Limited Partner shall not have the right or power to (a) withdraw or reduce their Capital Contribution; (b) bring an action for partition against the partnership; (c) cause the termination or dissolution of the partnership; (d) demand or receive property other than cash in return for its Capital." However, with the written consent of the limited partner, the Partnership, as general partner, may (a) dissolve or wind up, (b) sell or refinance the project, (c) change the nature of the partnership's business, or (d) admit new general partner(s). Management believes that the general partner had control consistent with the requirements of paragraph 9 of SOP 78-9 and that the rights the limited partner had are protective rights as discussed in EITF 96-16.

BASIS OF ACCOUNTING

      We maintain our records on the accrual method of accounting for financial reporting and Federal and State tax purposes.

CARRYING VALUE OF REAL ESTATE

      Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:


          Buildings and improvements..................    27.5 to 35 years
          Furniture, fixtures and equipment...........    3 to 7 years

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

CAPITAL EXPENDITURES

      We capitalize all assets, obtained by purchase, trade or capital lease that have a useful life of more than one year, and costs exceeding $500, or a group of similar assets purchased together where the total purchase price exceeds $1,000 and the cost of each asset exceeds $50. Improvements or additions to existing assets are also capital expenditures when they extend the useful life of the assets beyond their original life. Refurbishment expenditures are expensed as incurred.

RENTAL INCOME

      Rent agreements with tenants are on a month-to-month basis. We apply advance deposits to the first month's rent. Revenue is recognized in the month earned for rent and assisted living services.

NET INCOME PER LIMITED PARTNER UNIT

      Net income per limited partner unit was based on the weighted average number of limited partner units outstanding of 18,666 during the periods ended September 30, 2001 and 2000.

RECLASSIFICATIONS

      We have reclassified certain prior period amounts to conform to the September 30, 2001 presentation.

ACCOUNTING PRONOUNCEMENTS

           In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations". SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Partnership is required to adopt SFAS 143 on January 1, 2002. Management believes the adoption of SFAS 143 will not have a material effect on the Partnership's financial position, results of operations, or cash flows. On October 3, 2001 the FASB issued SFAS 144 "Accounting for the Impairment and Disposal of Long Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of". However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Partnership is required to adopt SFAS 144 on January 1, 2002. Management has not determined the impact SFAS 144 will have on the Partnership's financial position, results of operations, or cash flows.

(2) PROPERTIES

    The following table sets forth, as of September 30, 2001, the location of each our Assisted Living Community ("ALC"), the date on which operations commenced at each such ALC, and the number of units at each ALC.


                                                                COMMENCED
                     COMMUNITY                LOCATION          OPERATIONS             UNITS
                     ---------                --------          ----------             -----

                   Chandler Villas           Chandler, AZ       September 1992          164
                   Villa Las Posas           Camarillo, CA      December 1997           123



(3) SALE OF PROPERTIES

      SALE OF PROPERTY - ARVP III/BRADFORD SQUARE LTD.

      On December 18, 1990, we entered into a limited partnership, ARVPIII/BS, with an unrelated third party, Bradford Square Ltd. Both partners made an initial $1,000 cash contribution. We were the Managing General Partner and Bradford Square Ltd. was the Limited Partner of ARVPIII/BS, each with a 50% interest. Pursuant to the limited partnership agreement, Bradford Square Ltd. contributed an existing community (Bradford Square), to ARVPIII/BS, and, we contributed cash. Income and loss was generally allocated to the Managing General Partner and Bradford Square, Ltd. based on their respective partnership interests. The partnership agreement terminated in December 2000, and we sold Bradford Square L.P. on December 21, 2000 to an unrelated third party for $8,002,000. The distribution of assets on liquidation of the partnership was made in accordance with the limited partnership agreement. In the third quarter 2001, we were required to pay additional costs resulting from the sale of Bradford Square L.P.


      SALE OF PROPERTY -- HERITAGE POINTE CLAREMONT

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

      Upon the receipt of principal and interest payments from CSP in April 1996 and January 1995, a sufficient investment as defined by Statements of Financial Accounting Standards Board No. 66 was made and the sale was recognized. As CSP's excess cash flows do not currently exceed the interest payment requirements, SFAS 66 requires profit on the sale to be recognized under the cost recovery method as payments are received on the notes. We received interest payments on this note totaling $3,000 and $6,000 for the nine-month period ended September 30, 2001 and 2000, respectively.

      The balance of the promissory note on CSP as of September 30, 2001 is $5,349,104.


(4)   TRANSACTIONS WITH AFFILIATES

      We have an agreement with ARV Assisted Living, Inc. ("ARV"), our Managing General Partner, providing for a property management fee of five percent of gross revenues. These payments amounted to $260,000 and $330,000 for the nine-month periods and $87,000 and $110,000, for the three-month periods ended September 30, 2001 and 2000, respectively. Additionally, we pay ARV a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement. These payments amounted to $80,000 and $142,000 for the nine-month periods and $23,000 and $53,000 for the three-month periods ended September 30, 2001 and 2000, respectively.


(5)   NOTES PAYABLE
        At September 30, 2001 and December 31, 2000, notes payable to banks included the following (in thousands):


                                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                                              2001           2000
                                                                                          -------------    ------------

Note payable to bank, bearing interest at a fixed rate of 9.15%, payable in monthly installments of principal and interest totaling $43.9,
    collateralized by property, maturing January 2001 ............................           $    --        $ 5,096

Note payable to bank bearing interest at 9.15%.  Monthly principal and interest
    payment of $69.7, collateralized by property, maturing January 2003...........             8,006          8,081

Note payable to bank bearing interest at rates 8.06%, payable in monthly installments of principal and interest totaling $41.3, collateralized by
    property, maturing February 2036..............................................             5,765             --
                                                                                             -------        -------
Total notes payable...............................................................           $13,771        $13,177
                                                                                             =======        =======

     The annual principal payments of notes payable as of September 30, 2001 are as follows (in thousands):

                  For twelve months ended September 30,
                      2002                                       $  141
                      2003                                        7,932
                      2004                                           38
                      2005                                           41
                      2006                                           45
                      Thereafter                                  5,574
                                                                -------
                                                                $13,771
                                                                =======

     The $8.0 million mortgage loan that was due January 2002 has been extended to January 2003.


(6)   SUBSEQUENT EVENTS

      On October 4, 2001, C3 Capital, LLC, a California limited liability company ("C3 Capital"), commenced a tender offer, which was later withdrawn, to purchase up to 10,000 limited partnership units of the Partnership ("Units") at a net cash purchase price of $300 per Unit upon the terms and subject to the conditions disclosed in a tender offer statement on Schedule TO and Offer to Purchase dated October 4, 2001 and filed with the SEC (the "Hostile Offer"). In addition, on October 4, 2001, C3 Capital filed on Schedule 14A with the SEC a preliminary consent solicitation pursuant to which C3 Capital seeks to remove the existing General Partner, and elect C3 Capital as the general partner of the Partnership. No definitive consent solicitation has been filed or mailed to unitholders at this time.

      In response to the Hostile Offer, our General Partner, through ARVP Acquisition, L.P., a California limited partnership wholly-owned by our General Partner, commenced a tender offer to purchase up to 10,000 Units at a price of $360 per Unit, net to the seller in cash, without interest, upon the terms and subject to the conditions disclosed in a tender offer statement on Schedule TO and Offer to Purchase dated October 18, 2001 and filed with the SEC (the "General Partner Offer").

      Following the commencement of the General Partner Offer, on October 23, 2001, we received from Vintage Senior Housing, LLC ("Vintage"), an affiliate of C3 Capital, a highly conditional offer to purchase all of the Partnership's non-cash assets for $19.5 million. Vintage's offer is subject to, among other things, significant due diligence and financing contingencies. Vintage's offer does not provide for forfeiture of its earnest money deposit should Vintage not close on the purchase. Our General Partner has responded to Vintage's conditional offer by requesting additional information with respect to financing.

      On October 24, 2001, C3 Capital withdrew the Hostile Offer. Also on October 24, 2001, C3 Capital sent a letter to unitholders describing the Vintage offer and claiming that, upon the sale of the Partnership's assets to Vintage, unitholders would receive liquidating distributions in the future of approximately $428 per Unit.

      In response to the series of events that occurred after the date of the General Partner Offer, our General Partner amended the General Partner Offer to:
(i) increase the offer price to $400 per Unit, which is $40, or 11%, higher than the original offer price of $360 per unit, (ii) increase the number of Units it is seeking to purchase from 10,000 Units to all outstanding Units, and (iii) reduce the minimum number of Units that must be tendered before it is required to purchase any Units to 30% of the outstanding Units. The amended offer is subject to the terms and conditions disclosed in a tender offer statement on Schedule TO and Offer to Purchase dated October 18, 2001 and filed with the SEC, and the condition that our General Partner receives the proceeds of the financing in accordance with the commitment letter described in the amended Offer to Purchase.

     In addition, on November 9, 2001, the Partnership received a revised letter from Vintage amending the terms of their offer to purchase all of the Partnership's non-cash assets, increasing the purchase price to $20 million, an increase of $500,000. Our General Partner responded to Vintage's amended offer on November 13, 2001 and again asked Vintage to provide specific evidence as to its ability to finance the proposed transaction.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          (DOLLARS IN MILLIONS)                                                      FOR THE NINE MONTHS ENDED
                                                                             -------------------------------------------
                                                                             September 30,   September 30,    Increase/
                                                                                 2001            2000         (decrease)
                                                                             -------------   -------------    ----------
          Revenues:
            Rent...........................................................     $4.55           $5.66           (19.6)%
            Assisted living................................................      0.55            0.83           (33.7)%
            Interest and other revenue.....................................      0.21            0.22            (4.5)%
                                                                                -----           -----          ------
                    Total revenue..........................................      5.31            6.71           (20.9)%
                                                                                -----           -----          ------
          Costs and expenses:
            Community property operations..................................      2.63            3.31           (20.5)%
            Assisted living................................................      0.40            0.50           (20.0)%
            General and administrative.....................................      0.29            0.36           (19.4)%
            Depreciation and amortization..................................      0.59            0.82           (28.0)%
            Property taxes.................................................      0.14            0.17           (17.6)%
            Interest.......................................................      0.92            1.03           (10.7)%
                                                                                -----           -----          ------
                    Total costs and expenses...............................      4.97            6.19           (19.7)%
                                                                                -----           -----          ------
          Operating income.................................................      0.34            0.52           (34.6)%
            Costs of sale of property......................................     (0.07)             --           100.0 %
                                                                                -----           -----           ------
          Income before minority interest and extraordinary loss...........      0.27            0.52           (48.1)%
          Minority interest in operations..................................        --            0.18          (100.0)%
                                                                                -----           -----          ------
          Income before extraordinary loss.................................      0.27            0.34           (20.6)%
          Extraordinary loss from extinguishment of debt...................     (0.06)             --           100.0 %
                                                                                -----           -----          ------
                     Net income............................................     $0.21           $0.34           (38.2)%
                                                                                =====           =====          ======


    The decrease in assisted living community rental revenue of $1.11 million from $5.66 million for the nine-month period ended September 30, 2000 to $4.55 million for the nine-month period ended September 30, 2001, or (19.6)%, is primarily attributable to:

     -    the sale of Bradford Square, L.P in December 2000;

     - average occupancy for our remaining assisted living communities decreased from 97.2% for the nine-month period ended September 30, 2000 as compared with 96.4% the nine-month period ended September 30, 2001; offset by

     - an increase in the same store average rental rate per occupied unit to $1,825 for the nine-month period ended September 30, 2001 as compared with $1,688 for the nine-month period ended September 30, 2000.

    The decrease in assisted living revenue of $0.28 million from $0.83 million for the nine-month period ended September 30, 2000 to $0.55 million for the nine-month period ended September 30, 2001, or (33.7)%, is primarily attributable to:

     -    the sale of Bradford Square, L.P. in December 2000;

     - a decrease in the assisted living rate from $647 per month for the nine-month period ended September 30, 2000 compared to $632 per month for the nine-months ended September 30, 2001; offset by

     - an increase in the same store average assisted living residents to 97 residents for the nine-month period ended September 30, 2001 as compared with 81 residents for the nine-month period ended September 30, 2000.

      The decrease in community property operations and assisted living operating expenses of $0.78 million from $3.81 million for the nine-month period ended September 30, 2000 to $3.03 million for the nine-month period ended September 30, 2001, or (20.5)%, is primarily due to:

     -    the sale of Bradford Square, L.P. in December 2000; offset by

     - an increase in management fees as the result of an increase in revenues of our remaining assisted living communities;

     - the staffing requirements related to increased assisted living services provided;

     -    the increased salaries of staff and fringe benefits; and

     -    the increase in California's minimum wage.

      The decrease in general and administrative expense of $0.07 million from $0.36 million for the nine-month period ended September 30, 2000 to $0.29 million for the nine-month period ended September 30, 2001, or (19.4)%, is primarily attributable to:

     -    the sale of Bradford Square, L.P in December 2000; offset by

     -    an increase in property general liability insurance; and

     -    the increase in accounting fees and professional fees.

        The decrease in property tax expense of $0.03 million from $0.17 million for the nine-month period ended September 30, 2000 to $0.14 million for the nine-month period ended September 30, 2001, or (17.6)%, is primarily due to:

     -    the sale of Bradford Square, L.P. in December 2000; offset by

     - an increase in the tax assessment on our remaining assisted living communities.

        The decrease in depreciation and amortization of $0.23 million from $0.82 million for the nine-month period ended September 30, 2000 to $0.59 million for the nine-month period ended September 30, 2001, or (28.0)%, is primarily due to:

     -    the sale of Bradford Square, L.P. in December 2000; and

     - a decrease in amortization of loan fees related to the refinancing in January 2001 of Chandler Villas ALC.


        The decrease in interest expense of $0.11 million from $1.03 million for the nine-month period ended September 30, 2000 to $0.92 million for the nine-month period ended September 30, 2001, or (10.7)%, is primarily due to:

     -    the sale of Bradford Square, L.P. in December 2000; and

     -    the lower interest on Chandler Villas ALC's mortgage; offset by

     -    the higher mortgage balance as a result of refinancing;

     -    the mortgage insurance expense incurred on this new refinanced loan;


     - the recovery of $112,000 of the interest rate lock and commitment fees in June 2000 that related to a failed refinancing of certain notes payable in 1998; and

        The cost of sale of property of $0.07 million is the result of a recalculation of the sale commission related to the sale of Bradford Square, L.P in December 2000. The Partnership split the commission with ARVPIII/BS as the result of a dispute, which arose in July 2001 and was subsequently settled.

        There is no minority interest for the nine-month period ended September 30, 2001 due to the sale of Bradford Square, L.P in December 2000.


        The extraordinary loss of $0.06 million is the result of the write off of loan fees due to the refinancing of Chandler Villas ALC in January 2001.



          (DOLLARS IN MILLIONS)                                 FOR THE THREE MONTHS ENDED
                                                         -------------------------------------------
                                                         September 30,   September 30,    Increase/
                                                              2001           2000         (decrease)
                                                         -------------   -------------    ----------
          Revenues:
            Rent........................................     $1.52          $1.90          (20.0)%
            Assisted living.............................      0.18           0.28          (35.7)%
            Interest and other revenue..................      0.07           0.07           (0.0)%
                                                             -----          -----         ------
                    Total revenue.......................      1.77           2.25          (21.3)%
                                                             -----          -----         ------
          Costs and expenses:
            Community property operations...............      0.91           1.11          (18.0)%
            Assisted living.............................      0.14           0.17          (17.6)%
            General and administrative..................      0.10           0.14          (28.6)%
            Depreciation and amortization...............      0.18           0.28          (35.7)%
            Property taxes..............................      0.05           0.06          (16.7)%
            Interest....................................      0.30           0.38          (21.1)%
                                                             -----          -----         ------


                    Total costs and expenses............      1.68           2.14          (21.5)%
                                                            ------          -----         ------
          Operating income..............................      0.09           0.11          (18.2)%
            Costs of sale of property...................     (0.07)            --          100.0%
                                                            ------          -----         ------
          Income before minority interest...............      0.02           0.11          (81.8)%
          Minority interest in operations...............        --           0.06         (100.0)%
                                                            ------          -----         ------
                    Net income.........................     $ 0.02          $0.05          (60.0)%
                                                            ======          =====         =======

    The decrease in assisted living community rental revenue of $0.38 million from $1.90 million for the three-month period ended September 30, 2000 to $1.52 million for the three-month period ended September 30, 2001, or (20.0)%, is primarily attributable to:

     -    the sale of Bradford Square, L.P in December 2000; and

     - average occupancy for our remaining assisted living communities decreased from 95.8% for the three-month period ended September 30, 2000 as compared with 94.5% the three-month period ended September 30, 2001; offset by

     - an increase in the same store average rental rate per occupied unit to $1,873 for the three-month period ended September 30, 2001 as compared with $1,737 for the three-month period ended September 30, 2000.

    The decrease in assisted living revenue of $0.10 million from $0.28 million for the three-month period ended September 30, 2000 to $0.18 million for the three-month period ended September 30, 2001, or (35.7)%, is primarily attributable to:

     -    the sale of Bradford Square, L.P. in December 2000; offset by

     - an increase in the assisted living rate to $669 per month for the three-month period ended September 30, 2001 as compared with $656 per month for the three-months ended September 30, 2000; and

     - an increase in the same store average assisted living residents to 93 residents for the three-month period ended September 31, 2001 as compared with 83 residents for the three-month period ended September 30, 2000.

      The decrease in community property operations and assisted living operating expenses of $0.23 million from $1.28 million for the three-month period ended September 30, 2000 to $1.05 million for the three-month period ended September 30, 2001, or (18.0)%, is primarily attributable to:

     -    the sale of Bradford Square, L.P in December 2000; offset by

     - an increase in management fees as the result of an increase in revenues of our remaining assisted living communities;

     - the staffing requirements related to increased assisted living services provided;

     -    the increased salaries of staff and fringe benefits; and

     -    the increase in California's minimum wage.

     The decrease in general and administrative expense of $0.04 million from $0.14 million for the three-month period ended September 30, 2000 to $0.10 million for the three-month period ended September 30, 2001, or (28.6)%, is primarily attributable to:

     -    the sale of Bradford Square, L.P in December 2000; and

     - the decrease in partnership administrative fees paid to our affiliate; offset by

     -    an increase in property general liability insurance; and

     -    the increase in accounting and professional fees.

     The decrease in property tax expense of $0.01 million from $0.06 million for the three-month period ended September 30, 2000, to $0.05 million for the three-month period ended September 30, 2001, or (16.7)%, is primarily due to the sale of Bradford Square, L.P. in December 2000.

     The decrease in depreciation and amortization of $0.10 million from $0.28 million for the three-month period ended September 30, 2000 to $0.18 million for the three-month period ended September 30, 2001, or (35.7)%, is primarily due to:

     -    the sale of Bradford Square, L.P. in December 2000; and

     - a decrease in amortization of loan fees related to the refinancing in January 2001 of one assisted living community.

     The decrease in interest expense of $0.08 million from $0.38 million for the three-month period ended September 30, 2000 to $0.30 million for the three-month period ended September 30, 2001, or (21.1)%, is primarily due to:

     -    the sale of Bradford Square, L.P. in December 2000; and

     -    the lower interest on Chandler Villas ALC's mortgage; offset by

     -    the higher mortgage balance as a result of refinancing; and

     -    the mortgage insurance expense incurred on this new refinanced loan.

The cost of sale of property of $0.07 million is the result of a recalculation of the sale commission related to the sale of Bradford Square, L.P in December 2000. The Partnership split the commission with ARVPIII/BS as the result of a dispute, which arose in July 2001 and was subsequently settled.

     There is no minority interest for the three-month period ended September 30, 2001 due to the sale of Bradford Square, L.P. in December 2000.


LIQUIDITY AND CAPITAL RESOURCES

      We expect that cash generated from the operations of our properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions of debt and provide distributions to our partners. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

      For the nine-month period ended September 30, 2001, net cash provided by operating activities was $0.71 million compared to net cash provided by operating activities of $1.30 million for the corresponding period in 2000. The decrease was due to the sale of Bradford Square, L.P that was sold in December 2000.

      During the nine-month period ended September 30, 2001, our net cash used in investing activities was $0.31 million compared to cash used in investing activities of $0.13 million for the corresponding period in 2000. The increase was a result of physical improvements at our two assisted living communities.

      During the nine-month period ended September 30, 2001, our net cash used in financing activities was $5.92 million compared to net cash used in financing activities of $0.65 million for the corresponding period in 2000. The financing activities consist of:

     - distribution of the sale proceeds from Bradford Square L.P. to the partners;

     -    principal repayment on notes payable;

     - initial deposit to reserve for replenishment and repair escrow that related to the refinancing of one ALC; and

     -    loan fees and mortgage insurance related to the refinancing; offset by

     -    borrowing from the refinancing.

      The $8.0 million mortgage loan that is due January 2002 has been extended to January 2003.

      We estimate that we will incur approximately $355,000 for normal capital expenditures during 2001 for physical improvements at our two assisted living communities. As of September 30, 2001, we had made approximately $307,000 in normal capital expenditures. Part of this capital expenditure was required by and funded from the refinancing in January 2001. On October 22, 2001, the Partnership was notified by the Arizona Department of Health Services, Assurance and Licensure Services that the Partnership's Chandler Villas community must add fire protection sprinklers throughout the residents' units. Our General Partners preliminary estimate that the cost of adding the sprinklers is approximately $600,000. We anticipate being able to fund this project and the normal capital expenditures from operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PRECEEDS

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.   OTHER INFORMATION

     On October 4, 2001, C3 Capital, LLC, a California limited liability company ("C3 Capital"), commenced a tender offer, which was later withdrawn, to purchase up to 10,000 limited partnership units of the Partnership ("Units") at a net cash purchase price of $300 per Unit upon the terms and subject to the conditions disclosed in a tender offer statement on Schedule TO and Offer to Purchase dated October 4, 2001 and filed with the SEC (the "Hostile Offer"). In addition, on October 4, 2001, C3 Capital filed on Schedule 14A with the SEC a preliminary consent solicitation pursuant to which C3 Capital seeks to remove the existing General Partner, and elect C3 Capital as the general partner of the Partnership. No definitive consent solicitation has been filed or mailed to unitholders at this time.

     In response to the Hostile Offer, our General Partner, through ARVP Acquisition, L.P., a California limited partnership wholly-owned by our General Partner, commenced a tender offer to purchase up to 10,000 Units at a price of $360 per Unit, net to the seller in cash, without interest, upon the terms and subject to the conditions disclosed in a tender offer statement on Schedule TO and Offer to Purchase dated October 18, 2001 and filed with the SEC (the "General Partner Offer").

     Following the commencement of the General Partner Offer, on October 23, 2001, we received from Vintage Senior Housing, LLC ("Vintage"), an affiliate of C3 Capital, a highly conditional offer to purchase all of the Partnership's non-cash assets for $19.5 million. Vintage's offer is subject to, among other things, significant due diligence and financing contingencies. Vintage's offer does not provide for forfeiture of its earnest money deposit should Vintage not close on the purchase. Our General Partner has responded to Vintage's conditional offer by requesting additional information with respect to financing.

     On October 24, 2001, C3 Capital withdrew the Hostile Offer. Also on October 24, 2001, C3 Capital sent a letter to unitholders describing the Vintage offer and claiming that, upon the sale of the Partnership's assets to Vintage, unitholders would receive liquidating distributions in the future of approximately $428 per Unit.

     In response to the series of events that occurred after the date of the General Partner Offer, our General Partner amended the General Partner Offer to:
(i) increase the offer price to $400 per Unit, which is $40, or 11%, higher than the original offer price of $360 per unit, (ii) increase the number of Units it is seeking to purchase from 10,000 Units to all outstanding Units, and (iii) reduce the minimum number of Units that must be tendered before it is required to purchase any Units to 30% of the outstanding Units. The amended offer is subject to the terms and conditions disclosed in a tender offer statement on Schedule TO and Offer to Purchase dated October 18, 2001 and filed with the SEC, and the condition that our General Partner receives the proceeds of the financing in accordance with the commitment letter described in the amended Offer to Purchase.

     In addition, on November 9, 2001, the Partnership received a revised letter from Vintage amending the terms of their offer to purchase all of the Partnership's non-cash assets, increasing the purchase price to $20 million, an increase of $500,000. Our General

Partner responded to Vintage's amended offer on November 13, 2001 and again asked Vintage to provide specific evidence as to its ability to finance the proposed transaction.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:


     2.2  Schedule 14D-9 filed on October 18, 2001 by American Retirement Villas
          Properties III, L.P.

     2.3 Schedule 14D-9 amendment number one filed on October 31, 2001 by American Retirement Villas Properties III, L.P

     2.4 ARVP Acquisition, L.P. filed Schedule TO on October 18, 2001 an offer to purchase for cash up to 10,000 of the outstanding limited partnership units.

     3.3  ARVP Acquisition, L.P.'s certificate of limited partnership.

(b)        Reports on Form 8-K


           We did not file any report on Form 8-K for the period ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     AMERICAN RETIREMENT VILLAS PROPERTIES III, A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.

Date: November 14, 2001
                                           ARV ASSISTED LIVING, INC.,
                                             its managing General Partner


                                      By:  /s/    DOUGLAS M. PASQUALE
                                          --------------------------------------
                                                  Douglas M. Pasquale
                                               Chief Executive Officer


                                      By:  /s/      ABDO H. KHOURY
                                          --------------------------------------
                                                    Abdo H. Khoury
                                          President and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                        Description
------                        -----------

 2.2 Schedule 14D-9 filed on October 18, 2001 by American Retirement Villas Properties III, L.P.

 2.3 Schedule 14D-9 amendment number one filed on October 31, 2001 by American Retirement Villas Properties III, L.P

 2.4 ARVP Acquisition, L.P. filed Schedule TO on October 18, 2001 an offer to purchase for cash up to 10,000 of the outstanding limited partnership units.

 3.3      ARVP Acquisition, L.P.'s certificate of limited partnership.