Form 10-K405
period 2001-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 2002-04-01
CIK 853274

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $18,666,480 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's units are assumed to be affiliates). The number of Units outstanding as of March 20, 2002 was 18,666.

================================================================================

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                        A CALIFORNIA LIMITED PARTNERSHIP

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                                                               PAGE
                                                                               ----
PART I

Item 1:    Business.......................................................       3
Item 2:    Properties.....................................................       9
Item 3:    Legal Proceedings..............................................      10
Item 4:    Submission of Matters to a Vote of Unit Holders................      10

PART II

Item 5:    Market for Registrant's Common Equity and Related Unit
           Holders Matters................................................      11
Item 6:    Selected Financial Data........................................      11
Item 7:    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................      11

Item 7A:   Quantitative and Qualitative Disclosures About Market Risk.....      16
Item 8:    Financial Statements and Supplementary Data....................      16
Item 9:    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................      16

PART III

Item 10:   Directors and Executive Officers of the Registrant.............      17
Item 11:   Executive Compensation.........................................      18
Item 12:   Security Ownership of Certain Beneficial Owners
           and Management.................................................      19
Item 13:   Certain Relationships and Related Transactions.................      19

PART IV

Item 14:   Exhibits and Financial Statement Schedules,
           and Reports on Form 8-K........................................      21

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     American Retirement Villas Properties III, L.P. ("ARVP III" or, the "Partnership"), is the owner and operator of two assisted living communities that house and provide personal care and support services to senior residents. The two assisted living communities currently in operation are located in Camarillo, California and Chandler, Arizona and contain an aggregate of 287 units. On February 19, 1999, we sold three senior apartment complexes we previously owned for approximately $17.9 million. On December 21, 2000, we sold a community that we owned in partnership with Bradford Square L.P. for $8.0 million.

     ARVP III is a California limited partnership that was formed in June of 1989 to develop, finance, acquire and operate senior citizen housing. The general partner of ARVP III is ARV Assisted Living, Inc. ("ARVAL" or "General Partner"). During fiscal year 2000, Gary L. Davidson, John A. Booty, John S. Jason, Tony Rota, and David P. Collins (collectively known as "Special Limited Partners") elected to become special limited partners of ARVP III. Therefore, as of March 7, 2001 an amendment to our Certificate of Limited Partnership was filed with the State of California indicating that ARVAL is our only general partner. Our General Partner makes all decisions concerning property acquisitions and dispositions of the communities, subject to ARVP III limited partners' rights to approve or disapprove of the sale of substantially all of our assets.

     On October 4, 2001, C3 Capital, LLC, a California limited liability company ("C3 Capital"), commenced a hostile tender offer, which was later withdrawn, to purchase up to 10,000 ARVP III limited partnership units ("units") at a net cash purchase price of $300 per unit (the "Hostile Offer"), and also filed with the SEC a preliminary consent solicitation pursuant to which C3 Capital sought to remove our general partner and elect C3 Capital as the general partner of ARVP III.

     In response to the Hostile Offer and the consent solicitation, our General Partner, through ARVP Acquisition, L.P., a California limited partnership wholly-owned by our General Partner, commenced a tender offer on October 18, 2001 for 10,000 outstanding partnership units of ARVP III for $360 per unit. Our General Partner amended the tender offer on October 31, 2001 and increased the offer price to $400 per unit from $360 per unit, increased the number of Units we were seeking to purchase from 10,000 units to all outstanding Units, and reduced the minimum number of Units that must be tendered before it is required to purchase any Units to 30% of the outstanding Units (the "Amended Offer"). The amendment to the original offer was in response to C3 Capital's withdrawal of its tender offer and receipt of a highly conditional offer from Vintage Senior Housing, LLC ("Vintage"), an affiliate of C3 Capital, to purchase all of ARVP III's non-cash assets for $19.5 million. Vintage's offer was subject to, among other things, significant due diligence and financing contingencies. In addition, on November 9, 2001, we received a revised offer from Vintage increasing the purchase price for the assets of ARVP III to $20 million. In December 2001, ARVP Acquisition, L.P., had acquired an additional 51.8% for a total of 52.1% of the partnership units. As such, ARVP Acquisition, L.P. had a controlling interest in the Partnership.

     On September 15, 1989, we began offering a total of 35,000 units at $1,000 per unit. The offering terminated on October 31, 1992 and we realized gross offering proceeds of $18,665,000. In January and March of 1993, we repurchased 10 units for $8,500 and 3 units for $2,550, from certain of our limited partners. In the same period we resold 13 units for $14,000. During 1993, we applied for and earned block grants totaling a gross amount of approximately $1,081,000 allocated to two of our senior apartment complexes that were sold in 1999. Total grant funds received amounted to approximately $1,059,000. All of the proceeds from the offering and a portion of the proceeds from the block grants were allocated to, and spent on properties, which we own or owned either directly or through our interest as managing general partner that holds title to the respective property.

     Although the offering memorandum contained no definite plan to sell any Assisted Living Communities ("ALCs") in accordance with a timetable, our general partner projected that ARVP III might sell or refinance an ALC after operating that ALC for a five to seven years period. We have no definite plans to sell our remaining ALCs at this time. Any future decision regarding sale of our ALCs will be dependent upon the current and projected operating performance, our needs, the availability of buyers and buyers' financing and, in general, the relative merits of continued operation as opposed to sale. On any sale, we may accept purchase money obligations, unsecured or secured by mortgages as payment, depending upon then prevailing economic conditions that are customary in the area in which the property is located, credit of the buyer and available financing alternatives. In such event, distribution of the sale proceeds to our partners may be delayed until the notes are paid at maturity, sold, refinanced or otherwise liquidated.

THE ASSISTED LIVING MARKET

     Assisted Living. Assisted living is a stage in the elder care continuum, midway between home-based care for lower acuity residents and the more acute level of care provided by skilled nursing facilities and acute care hospitals. Assisted living represents a combination of housing, personalized support services, and healthcare designed to respond to the individual needs of the senior population who need help in activities of daily living, but do not need the medical care provided in a skilled nursing facility.

     We believe our assisted living business benefits from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population, with the average age of our residents falling within the fastest growing segment of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The second trend is the effort to contain healthcare costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement to patients in acute care hospitals and skilled nursing facilities. Assisted living offers a cost-effective, long-term care alternative while preserving a more independent lifestyle for seniors who do not need the broader array of medical services that acute care hospitals and skilled nursing facilities are required to provide. Other beneficial trends include increases in the financial net worth of the elderly population, the number of individuals living alone, and the number of women who work outside the home who are less able to care for their elderly relatives. We believe these trends will result in a growing demand for assisted living services and communities to fill the gap between aging at home and aging in more expensive skilled nursing facilities.

     Aging Population. The primary consumers of long-term healthcare services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to the U.S. Bureau of Census data, the segment of the population over 65 years of age is currently 13% of the total population, or 35 million people. That number is projected to grow to 20% of the total population, or 70 million people, by the year 2030. Additionally, the number of people aged 85 and older, which comprises the largest percentage of residents at long-term care facilities, is currently 4.4 million and is projected to increase to 8.9 million by the year 2030.

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

     Cost Containment Pressures of Health Reform. In response to rapidly rising healthcare costs, both government and private pay sources have adopted cost containment measures that encourage reduced lengths of stay in hospitals and skilled nursing facilities. The federal government has acted to curtail increases in healthcare costs under Medicare by limiting acute care hospital and skilled nursing facility reimbursement to pre-established fixed amounts. Private insurers have also begun to limit reimbursement for medical services in general to predetermined "reasonable" charges. Managed care organizations, such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") are reducing hospitalization costs by negotiating discounted rates for hospital services and by monitoring and decreasing hospitalization. We anticipate that both HMOs and PPOs increasingly may direct patients away from higher cost nursing care facilities into less expensive ALCs.

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

OUR ASSISTED LIVING SERVICES

     We provide services and care that are designed to meet the individual needs of our residents. The services provided are designed to enhance both the physical and mental wellbeing of seniors in each of our ALCs by promoting their independence and dignity in a home-like setting. Our assisted living program includes the following:

o Personalized Care Plan. The focus of our strategy is to meet the specific needs of each resident. We customize our services beginning with the admissions process when the ALC's management staff, the resident, the resident's family, and the resident's physician discuss the resident's needs and develop a "personalized" care plan. If recommended by the resident's physician, additional healthcare or medical services may be provided at the community by a third party home healthcare agency or other medical provider. The care plan is reviewed and modified on a regular basis.

o Basic Service and Care Package. The basic service and care package at our ALCs generally includes:

     -    meals in a restaurant-style setting;
     -    housekeeping;
     -    linen and laundry service;
     -    social and recreational programs;
     -    utilities; and
     -    transportation in a van or minibus.

          Other care services can be provided under the basic package based upon the individual's personalized healthcare plan. Our policy is to charge base rents that are competitive with similar ALCs in the local market.

o Additional Services. Our assisted living services program offers additional levels of care beyond what is offered in the basic package. The level of care a resident receives is determined through an assessment of a resident's physical and mental health that is conducted by the community's assisted living director, with input from other staff members. The six-tiered rate structure is based on a point system. We assign points to the various care tasks required by the resident, based on the amount of staff time and expertise needed to accomplish the tasks. The point scale and pricing are part of the admissions agreement between the community, the resident and the resident's family. The community performs reassessments after the initial 30 days and periodically throughout the resident's stay to ensure that the level of care we provide corresponds to changes in a resident's condition. The types of services included in the assessment point calculation are:

     -    Medication management;
     -    Assistance with dressing and grooming;
     -    Assistance with showering;
     -    Assistance with continence;
     -    Escort services;
     - Status checks related to a recent hospitalization, illness, history of falls, etc;
     -    Help with psychosocial needs, such as memory deficit disorder; and
     -    Special nutritional needs and assistance with eating.

     In addition to the above services, we provide other levels of assistance to residents at selected ALCs in order to meet individual needs, such as assistance with diabetic care and monitoring, catheter, colostomy and ileosotomy care, minor wound care needs and light to moderate transferring needs. Specially trained staffs provide personalized care, specialized activity programs and oversee the medication regimens.

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

     Wellness Program. We have implemented a Wellness Program for residents of our communities designed to identify and respond to changes in a resident's health or condition. Together with the resident and the resident's family and physician, as appropriate, we design a solution to fit that resident's particular needs. We monitor the physical and mental well being of our residents, usually at meals and other activities, and informally as the staff performs services around the facility. Through the Wellness Program we work with:

     o home healthcare agencies to provide services the community cannot provide;
     o physical and occupational therapists to provide services to residents in need of such therapy; and
     o long-term care pharmacies to facilitate cost-effective and reliable ordering and distribution of medications.

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

Certain risks are inherent with the operation of ALCs. These risks include, but are not limited to:

     o    our ability to access capital necessary for operations of our ALCs;
     o    governmental regulation;
     o    our ability to meet our indebtedness;
     o    competition; and
     o    risks common to the assisted living industry.

DEPENDENCE ON THE AVAILABILITY OF ADEQUATE CAPITAL

We depend heavily on our ability to obtain adequate capital to fund our operations. Our estimated capital needs for operations over the next 12 months are $346,000. As of December 31, 2001, we had $2.9 million in cash and cash equivalents. This means we have cash and cash equivalents to meet our estimated capital needs for operations for the next 12 months. If, however, our operations costs exceed our projections, we may have to obtain significant additional financing.

There is no assurance that we will be able to obtain the financing on a timely basis, if at all. If we are unable to obtain the required financing on a timely basis we may not be able to execute our business plan.

COMPETITION

     We operate in two separate markets. Competition to increase or maintain high occupancies is significant with numerous other companies representing national, regional, and local fragmented ownership. No one competitor tends to have a dominant market share within our niche. For the most part we have created a market niche based on mid-range pricing and competes on quality of service, services offered, reputation, location, and market longevity. We are continuing to grow within these competitive markets by providing excellent value in residential amenities, staff hospitality, and personal care services.

     The healthcare industry is highly competitive and we expect that the assisted living business, in particular, will become more competitive in the future. Currently competition includes, family members providing care at home; numerous local, regional and national providers of retirement, assisted living and long-term care whose facilities and services range from home-based healthcare to skilled nursing facilities; and acute care hospitals. In addition, we believe that as assisted living receives increased attention among the public and insurance companies, new competitors focused on assisted living will enter the market, including hospitality companies expanding into the market. Some of our competitors operate on a not-for-profit basis or as charitable organizations, while others have, or are capable of obtaining, greater financial resources than those available to us.

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

INDEBTEDNESS

     As of December 31, 2001, we had outstanding indebtedness of $13.8 million. Subsequent to December 31, 2001, we amended one of the existing notes to (i) increase the principal sum of the existing loan by approximately $4.0 million,
(ii) extend the maturity date of the existing loan to July 1, 2003, and (iii) change the interest rate of the existing loan to 8.5%. As a result, we will devote a portion of our cash flow to debt service. There is a risk that we will not be able to generate sufficient cash flow from operations to make required interest and principal payments.

GOVERNMENT REGULATION

     Assisted Living. Healthcare is subject to extensive regulation and frequent regulatory change. Currently, no federal rules explicitly define or regulate assisted living. However, we are and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in California and Arizona and localities where we operate or intend to operate. Changes in such laws and regulations, or new interpretations of existing laws and regulations could have a significant effect on methods and costs of doing business, and on reimbursement levels from governmental and other payers. In addition, the President and Congress have proposed in the past, and may propose in future, healthcare reforms that could impose additional regulations on the Company or limit the amounts that we may charge for our services. We cannot assess the ultimate timing and impact that any pending or future healthcare reform proposals may have on the assisted living, home healthcare, skilled nursing or healthcare industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or our results of operations.

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

     Obtaining Residents and Maintaining Rates. For the year ended December 31, 2001, our ALCs had a combined occupancy rate of 95.2%. Occupancy may drop in our existing ALCs, primarily due to:

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

     Geographic Concentration. One of our ALCs is located in Camarillo, California and one ALC is located in Chandler, Arizona. The market value of these ALCs and the income generated from the properties could be negatively affected by changes in local and regional economic conditions, specific laws and the regulatory environment in these states, and by acts of nature. We cannot provide assurance that such geographic concentration will not have an adverse impact on our business, financial condition, operating results and prospects.

     Insurance. We believe that we maintain adequate insurance policies, based on the nature and risks of our business, historical experience and industry standards. Our business entails an inherent risk of liability. In recent years, we and other assisted living providers have become subject to an increasing number of lawsuits alleging negligence or related legal theories, which may involve large claims and significant legal costs. From time to time we are subject to such suits because of the nature of our business. We cannot assure that claims will not arise that exceed our insurance coverage or are not covered by it. A successful claim against us that is not covered by, or is in excess of our insurance, could have a material adverse effect on our financial condition, operating results or liquidity. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect on our ability to attract residents or expand our business and would consume considerable management time. We must renew our insurance policies annually and can provide no assurance that we will be able to continue to obtain liability insurance coverage in the future or that it will be available on acceptable terms. As a result of poor loss experience, a number of insurance carriers have stopped providing insurance coverage for the long-term care industry and those remaining have increased premiums and deductibles substantially.

ITEM 2. PROPERTIES

     The following table sets forth, as of December 31, 2001 the location of each of our ALCs, the date on which operations commenced at each such ALC, the number of units at each ALC, and our interest in each ALC.

                                                                COMMENCED
         COMMUNITY                         LOCATION             OPERATIONS           UNITS      INTEREST
         ---------                         --------             ----------           -----      --------
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

     Upon the receipt of the principal and interest payments from CSP in April 1996 and January 1995, a sufficient investment as defined by Statements of Financial Accounting Standards Board No. 66 was made and the sale was recognized. As CSP's excess cash flows do not currently exceed the interest payment requirements, SFAS 66 requires profit on the sale to be recognized under the cost recovery method as payments are received on the notes. We received interest payments on these note totaling $30,000, $12,000, $54,600 for the years ended December 31, 2001, 2000 and 1999 respectively. The CSP note balance is $3.8 million for the years ended December 31, 2001 and 2000.

ITEM 3. LEGAL PROCEEDINGS

     On April 6, 2001, a resident of an ALC sustained injuries when an ALC employee backed an ALC golf cart into the resident. The injured resident subsequently filed a claim for damages against the Company and the ALC employee. In December of 2001, the claim was settled and all claims of the resident were released.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

     There is no established public trading market for our securities. As noted in Item 1, ARVAL, our General Partner, tendered for our limited partnership units in October 2001. At the close of tender offer period, ARVAL acquired additional 9,667 units or 51.8% at a net cash price of approximately $400 per unit. As of December 31, 2001, ARVAL hold 52.1% of limited partner units.

     As of March 31, 2002, there were approximately 1,759 Unit Holders of record owning 18,666 units. For the years ended December 31, 2001, 2000 and 1999, we made distributions of $29.33 per limited partner unit, $226.99 per limited partner unit and $511.24 per limited partner unit, respectively. All of the distributions during 2001 represent a distribution of earnings before fourth quarter's loss. Distributions for 2000 represent a distribution of earnings of $218.08 per unit and a return of capital of $8.92 per unit. Distributions for 1999 represent a distribution of earnings of $252.81 and a return of capital of $258.43 per unit.

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

                                                          2001          2000           1999         1998          1997
                                                       --------       --------      --------      --------       --------
                                                                         (In thousands, except unit data)
Revenues ........................................      $  7,036       $  8,994      $  8,645      $  9,490       $  6,333
Net income (loss) ...............................           (81)         4,111         4,767          (378)           229
Net income (loss) (per limited partner unit) ....         (4.30)        218.04        252.83        (20.06)         12.27
Total assets ....................................        15,881         21,315        18,786        31,679         31,241
Partners' capital ...............................         1,201          1,832         2,000         6,873          8,547
Long-term obligations ...........................        13,736         13,177        15,665        23,072         20,889
Distributions  of earnings  (per limited  partner
    unit) .......................................         29.33         218.08        252.81            --             --
Distributions  - return of capital  (per  limited
    partner units) ..............................            --           8.92        258.43         68.75             --
Total distributions (per limited partner unit) ..         29.33         226.99        511.24         68.75             --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL PARTNER AND ORGANIZATION STATUS

     On October 4, 2001, C3 Capital, LLC, a California limited liability company ("C3 Capital"), commenced a hostile tender offer, which was later withdrawn, to purchase up to 10,000 ARVP III limited partnership units ("units") at a net cash purchase price of $300 per unit (the "Hostile Offer"), and also filed with the SEC a preliminary consent solicitation pursuant to which C3 Capital sought to remove our general partner, and elect C3 Capital as the general partner of ARVP III.

     In response to the Hostile Offer and the consent solicitation, our General Partner, through ARVP Acquisition, L.P., a California limited partnership wholly-owned by our General Partner, commenced a tender offer on October 18, 2001 for 10,000 outstanding partnership units of ARVP III for $360 per unit. Our General Partner amended the tender offer on October 31, 2001 and increased the offer price to $400 per unit from $360 per unit, increased the number of Units we were seeking to purchase from 10,000 units to all outstanding Units, and reduced the minimum number of Units that must be tendered before it is required to purchase any Units to 30% of the outstanding Units (the "Amended Offer"). The amendment to the original offer was in response to C3 Capital's withdrawal of its tender offer, and receipt of a highly conditional offer from Vintage Senior Housing, LLC ("Vintage"), an affiliate of C3 Capital, to purchase all of ARVP III's non-cash assets for

$19.5 million. Vintage's offer was subject to, among other things, significant due diligence and financing contingencies. In addition, on November 9, 2001, we received a revised offer from Vintage increasing the purchase price for the assets of ARVP III to $20 million.

     Prior to the tender offer ARVAL owned approximately 58 units. At the close of the tender offer on December 14, 2001 our General Partner had acquired an additional 9,667 units or 51.8% of all outstanding units. As of December 31, 2001, ARVAL owns 9,725 units or approximately 52.1% of the limited partnership units. As such, ARVAL has controlling interest in the Partnership.

CRITICAL ACCOUNTING POLICIES


Carrying Value of Real Estate

     Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements .......................... 27.5 to 35 years
Furniture, fixtures and equipment ................... 3 to 7 years


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

Revenue Recognition

     Rent agreements with tenants are on a month-to-month basis. We apply advance deposits to the first month's rent. Revenue is recognized in the month earned for rent and assisted living services.

LIQUIDITY

     We expect that cash generated from the operations of our properties will be adequate to pay operating expenses and provide distributions to our partners. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities. For the year ended December 31, 2001, net cash provided by operating activities was $0.8 million compared to $1.8 million for the year ended December 31, 2000 and $1.0 million for the year ended December 31, 1999.

     Net cash used in investing activities was $0.3 million for the year ended December 31, 2001 as compared to net cash provided by investing activities of $7.6 million for the year ended December 31, 2000, and net cash provided by investing activities of $3.8 million for the year ended December 31, 1999. The increase in 2000 was primarily a result of proceeds from the sale of ARVP III/Bradford Square Ltd., sold on December 31, 2000 for $8.0 million.

     Net cash used in financing activities was $6.0 million for the year ended December 31, 2001 as compared to net cash used in financing activities of $3.1 million for the year ended December 31, 2000, and net cash used in financing activities of $4.5 million for the year ended December 31, 1999. Our financing activities in 2001 consisted of:

     o    principal repayments on notes payable,
     o    cost acquired in related to refinancing on our two ALCs, and
     o    distributions paid to partners; offset by
     o    proceeds from refinancing.

     On June 28, 1999 we obtained financing on our two ALCs through a loan agreement with a major financial institution in the aggregate principal amount of $13.4 million at an interest rate of 9.15% per annum with a maturity date of June 28, 2001. As required by the loan agreement, we created a wholly owned subsidiary, Retirement Inns III, LLC as a special purpose entity for the financial situation. Our General Partner is a limited guarantor on the loan for fraud, material misrepresentation and certain covenants.

     Our General Partner's Board of Directors approved the refinancing of our ALCs in March 2000. We chose to refinance to take advantage of lower fixed interest rates available at the time and extend maturities to 35 years.

     On January 29, 2001, we refinanced one of the two ALCs with thirty-five year HUD insured loan-bearing interest at 8.06% per annum. With respect to the loan on the other ALC, on February 1, 2002, the lender agreed to increase the principal sum of the loan to $11,980,000, the maturity date has been extended to July 1, 2003, and the interest rate has been changed to 8.5% per annum.

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

CAPITAL RESOURCES

     We estimate that we will incur approximately $346,000 for capital expenditures during 2002 for physical improvements at our two ALCs. The funds for these improvements should be available from operations.

     There are no known material trends, favorable or unfavorable, in our capital resources, and there is no expected change in the mix of such resources.

RESULTS OF OPERATIONS

The Year Ended December 31, 2001 as compared to the Year Ended December 31, 2000

(DOLLARS IN MILLIONS)                                                                      Increase/
                                                                     2001         2000     (decrease)
                                                                   --------    --------    ----------
Revenues:
  Rent ......................................................      $   6.04    $   7.58       (20.3)%
  Assisted living ...........................................          0.71        1.12       (36.6)%
  Interest and other revenue ................................          0.29        0.29        00.0%
                                                                   --------    --------    ----------
          Total revenue .....................................          7.04        8.99       (21.7)%
                                                                   --------    --------    ----------
Costs and expenses:
  Rental property operations ................................          3.48        4.42       (21.3)%
  Assisted living ...........................................          0.52        0.68       (23.5)%
  General and administrative ................................          0.85        0.51        66.7%
  Depreciation and amortization .............................          0.77        1.10       (30.0)%
  Property taxes ............................................          0.19        0.23       (17.4)%
  Interest ..................................................          1.23        1.41       (12.8)%
                                                                   --------    --------    ----------
          Total costs and expenses ..........................          7.04        8.35       (15.7)%
                                                                   --------    --------    ----------
Operating (loss) income .....................................         (0.00)       0.64      (100.0)%
  (Loss) gain on sale of property ...........................         (0.01)       4.82      (100.2)%
                                                                   --------    --------    ----------
(Loss) income before minority interest and extraordinary loss         (0.01)       5.46      (100.2)%
  Minority interest in operations ...........................            --        1.34      (100.0)%
                                                                   --------    --------    ----------
(Loss) income before extraordinary loss .....................         (0.01)       4.12      (100.2)%
  Extraordinary loss from extinguishment of debt ............         (0.07)         --       100.0%
                                                                   --------    --------    ----------
           Net (loss) income ................................      $  (0.08)   $   4.12      (101.9)%
                                                                   ========    ========    ==========

The decrease in assisted living community rental revenue of $1.54 million from $7.58 million for the year ended December 31, 2000 to $6.04 million for the year ended December 31, 2001, or 20.3%, is primarily attributable to:

     o    the sale of Bradford Square, L.P in December 2000;
     o average occupancy for our remaining assisted living communities decreased from 97.6% for the year ended December 31, 2000 as compared with 95.2% for the year ended December 31, 2001; offset by
     o an increase in the same community average rental rate per occupied unit to $1,842 for the year ended December 31, 2001 as compared with $1,707 for the year ended December 31, 2000.

The decrease in assisted living revenue of $0.41 million from $1.12 million for the year ended December 31, 2000 to $0.71 million for the year ended December 31, 2001, or 36.6%, is primarily attributable to:
     o    the sale of Bradford Square, L.P in December 2000; offset by
     o an increase in the average assisted living rate from $641 per month for the year ended December 31, 2000 compared to $642 per month for the year ended December 31, 2001;

     o the average assisted living residents for our remaining ALCs remained at 92 residents for the year ended December 31, 2000 and December 31, 2001.

The decrease in rental property operations and assisted living operating expenses of $1.10 million from $5.10 million for the year ended December 31, 2000 to $4.00 million for the year ended December 31, 2001, or 21.6%, is primarily attributable to:

     o    the sale of Bradford Square, L.P in December 2000; offset by
     o an increase in management fees as the result of an increase in revenues of our remaining ALCs;
     o    an increase in utilities cost;
     o the increased salaries of staff and fringe benefits, partially due to the increase in California's minimum wage.

The increase in general and administrative expenses of $0.34 million from $0.51 million for the year ended December 31, 2000 to $0.85 million for the year ended December 31, 2001, or 66.7%, is primarily attributable to:

     o    increased legal expenses related to hostile take-over attempt;
     o    a lawsuit settlement at one of our ALCs;
     o    an increase in property general liability insurance; offset by
     o    the sale of Bradford Square, L.P in December 2000.

The decrease in property tax expense of $0.04 million from $0.23 million for the year ended December 31, 2000 to $0.19 million for the year ended December 31, 2001, or 17.4%, is primarily related to the sale of Bradford Square, L.P in December 2000.

The decrease in interest expense of $0.18 million from $1.41 million for the year ended December 31, 2000 to $1.23 million for the year ended December 31, 2001, or 12.8%, is primarily related to the following:

     o    the sale of Bradford Square, L.P. in December 2000; and
     o    the lower interest on Chandler Villas ALC's mortgage; offset by
     o    the higher mortgage balance as a result of refinancing;
     o    the mortgage insurance expense incurred on this new refinanced loan;
     o the recovery of $112,000 of the interest rate lock and commitment fees in June 2000 that related to a failed refinancing of certain notes payable in 1998.

The gain (loss) on sale of property of $0.01 million for the year ended December 31, 2001 is the result of the following:

     o recalculation of the sale commission related to the sale of Bradford Square, L.P in December 2000. The Partnership split the commission with ARVP III/BS as the result of a dispute which arose in July 2001 and was subsequently settled; offset by
     o    gain on the sale of a piece of land at Bradford Square in October
          2001.

There is no minority interest for the year ended December 31, 2001 due to the sale of Bradford Square, L.P in December 2000.

The extraordinary loss of $0.07 million is the result of the write off of loan fees due to the refinancing of one of the ALCs in January 2001.

The Year Ended December 31, 2000 as compared to the Year Ended December 31, 1999

(DOLLARS IN MILLIONS)                                  Increase/
                                    2000       1999    (decrease)
                                  --------   --------  ----------
Revenues:
  Rent .....................      $   7.58   $   7.14       6.2%
  Assisted living ..........          1.12       1.02       9.2%
  Interest and other revenue          0.29       0.48     (38.3)%
                                  --------   --------  ----------
          Total revenue ....          8.99       8.64       4.00%
                                  --------   --------  ----------
Costs and expenses:
  Rental property operations          4.42       4.28       3.3%
  Assisted living ..........          0.68       0.66       3.9%
  General and administrative          0.51       0.41      21.5%

  Depreciation and amortization.........................            1.10           1.06          3.8%
  Property taxes........................................            0.23           0.25         (8.9)%
  Interest..............................................            1.41           1.50         (6.1)%
                                                              ----------     ----------       ------
          Total costs and expenses......................            8.35           8.16          2.3%
                                                              ----------     ----------       ------
          Operating income..............................            0.64           0.48         33.3%
Gain on sale of properties..............................            4.82           4.56          5.7%
                                                              ----------     ----------       ------
Income (loss) before minority interest and change in
accounting principal....................................            5.46           5.04          8.3%
Minority interest in operations.........................            1.34           0.18        648.4%
                                                              ----------     ----------       ------
Income(loss) before change in accounting principal......            4.12           4.86        (15.2)%
Cumulative effect of change in accounting principal.....               -          (0.10)      (100.0)%
                                                              ----------     ----------       ------
           Net income...................................      $     4.12     $     4.76        (13.4)%
                                                              ==========     ==========       ======

The increase in assisted living community rental revenue of $0.44 million from $7.14 million for the year ended December 31, 1999 to $7.58 million for the year ended December 31, 2000, or 6.2%, is primarily attributable to:

     o average occupancy for our assisted living communities increased to 96.8% for the year ended December 31, 2000 as compared with 94.7% the year ended December 31, 1999;
     o an increase in average rental rate per occupied unit to $1,723 for the year ended December 31, 2000 as compared with $1,663 for the year ended December 31, 1999; offset by
     o one and one-half months of rent from the senior apartments in 1999 which were sold on February 19, 1999.

The increase in assisted living revenue of $0.10 million from $1.02 million for the year ended December 31, 1999 to $1.12 million for the year ended December 31, 2000, or 9.2%, is primarily attributable to:

     o an increase in the assisted living rate from $673 per month for the year ended December 31, 1999 compared to $701 per month for the year ended December 31, 2000; offset by
     o the loss of one-third of one month's revenue from Bradford Square which was sold on December 21, 2000.

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

The increase in rental property operations and assisted living operating expenses of $0.16 million from $4.94 million for the year ended December 31, 1999 to $5.10 million for the year ended December 31, 2000, or 3.2%, is primarily attributable to:

     o an increase in variable expenses that related to increases in occupancy in assisted living communities;
     o staffing requirements related to increased assisted living services provided; and
     o    increased salaries of staff and fringe benefits; offset by
     o a decrease in expenses from the senior apartments which were sold in 1999; and
     o a small decrease in the expenses of Bradford Square which was sold on December 21, 2000.

The increase in general and administrative expenses of $0.10 million from $0.41 million for the year ended December 31, 1999 to $0.51 million for the year ended December 31, 2000, or 21.5%, is primarily attributable to:

     o    increased administration fees paid to our general partner;
     o    increased marketing and advertising expenses; and
     o increased legal expenses related to the recovery of the interest rate lock and commitment fees incurred in connection with the failed refinancing of certain notes payable in 1998; offset by
     o a reduction of expenses that were previously allocated to general and administrative due to cost-cutting efforts.

The decrease in property tax expense of $0.02 million from $0.25 million for the year ended December 31, 1999 to $0.23 million for the year ended December 31, 2000, or 8.9%, is primarily related to the sale of our three senior apartments consummated on February 19, 1999.

The decrease in interest expense of $0.09 million from $1.50 million for the year ended December 31, 1999 to $1.41 million for the year ended December 31, 2000, or 6.1%, is primarily related to the following:

     o a recovery of $112,000 of interest rate lock and commitment fees incurred in connection with the failed refinancing of certain notes payable in 1998; and
     o buyer's assumption of the notes payable for the three senior apartments sold on February 19, 1999; offset by
     o    an increase in expense from refinancing of two ALCs in June 1999.

The increase in minority interest in operations of $1.16 million from $0.18 million for the year ended December 31, 1999 to $1.34 million for the year ended December 31, 2000, or 648.4%, is primarily due to the sale of Bradford Square, L.P on December 21, 2000.

The cumulative effect of change in accounting principle in 1999 is a result of the adoption of SOP 98-5 which requires that costs of start-up activities and organizational costs be expensed as incurred and the write-off of previously deferred and un-amortized amounts.

SUBSEQUENT CASH DISTRIBUTIONS

     On February 25, 2002, we distributed to our limited partners the refinancing proceeds of one of our remaining ALCs in the aggregated amount of $1.7 million. On March 5, 2002, we distributed approximately $2.0 million of excess cash reserves to our limited partners. We do not have any plans to make cash distribution in the immediate future. Our ability to make cash distributions in the future depends on many factors, including: our ability to rent the available units and maintain high occupancies and rates, our ability to control both operating and administrative expenses, our ability to maintain adequate working capital, the absence of any losses from uninsured property damage or future litigation, and our ability to generate proceeds from the sales of our properties under favorable terms.

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

     Less than 1% of our total assets and total contract revenues as of and for the periods ended December 31, 2001 and 2000 were denominated in currencies other than the U.S. Dollar; accordingly, we believe that we have no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. We have no foreign currency exchange contracts.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As an entity, we have no directors and officer. As of December 31, 2001, our general partner is ARV Assisted Living, Inc. ("ARVAL"), which serves as the General Partner. Our General Partner makes all decisions concerning property acquisitions and dispositions of the communities, subject to the limited partners' rights to approve or disapprove of the sale of substantially all of our assets. Gary L. Davidson, John A. Booty, John S. Jason, Tony Rota, and David
P. Collins elected to be converted from general partners to special limited partners during the fiscal year of 2000. An amendment to our Certificate of Limited Partnership has been filed with the State of California as of March 7, 2001.

EXECUTIVE OFFICERS AND DIRECTORS OF OUR GENERAL PARTNER

The following table sets forth-certain information regarding the executive officers and directors of ARVAL as of December 31, 2001.

                NAME                  AGE                  POSITION WITH THE COMPANY
                ----                  ---                  -------------------------
        Douglas M. Pasquale           47           Chief Executive Officer and Chairman of  the Board
        Abdo H. Khoury                52           President, Chief  Financial Officer and Secretary of ARVAL
        Maurice J. Dewald             61           Director
        David P. Collins              64           Director
        John A. Moore                 40           Director

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

     MAURICE J. DEWALD, age 61, has served as a Director of ARVAL since 1995. Mr. Dewald is the Chairman and Chief Executive Officer of Verity Financial Group, Inc., a firm he founded in 1992. He currently serves as a Director of Tenet Healthcare Corporation, Dai-Ichi Kangyo Bank of California and Monarch Funds.

     DAVID P. COLLINS, age 64, has served as a Director of ARVAL since 1985. From 1985 to January 1998, Mr. Collins was a Senior Vice President of ARVAL, responsible for investor relations and for capital formation for ARVAL and affiliated entities. Mr. Collins currently is President and Chief Executive Officer of Euro Senior Living, Lisbon, Portugal.

     JOHN A. MOORE, age 40, has served as a Director of ARVAL since 1999. Mr. Moore is a principal of Lazard Freres Real Estate Investors L.L.C. and its Chief Financial Officer. He joined Lazard in 1998 from World Financial Properties, where he had served as an Executive Vice President and Chief Financial Officer since 1996. Prior to his employment with World Financial Properties, from 1988 until 1996 Mr. Moore worked with Olympia and York as Senior Vice President, Finance.

None of the directors or officers is related to each any other director or officer by blood or marriage and none of the directors or officers is involved in any legal proceedings as described in Section 401(f) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

As an entity, we have no officers or directors. We are managed by our General Partner. We compensate our General Partner as set forth in the table below..

Acquisition Fees
(ARV Assisted Living, Inc.)        A property acquisition fee of 2% of Gross
                                    Offering Proceeds as defined in the ARVP III
                                    Limited Partnership Agreement to be paid for services in connection with the selection and purchase of ALCs and related negotiations. In addition, a development, processing and renovation fee of 3.5% of Gross Offering Proceeds to be paid for services in connection with negotiations for or the renovation or improvement of existing communities and the development, processing or construction of ALCs developed by us. There were no property acquisition, development, and renovation fees for the years ending December 31, 2001, 2000 and 1999.

Rent-Up and Staff Training Fees
(ARV Assisted Living, Inc.)         Rent-up and staff training fees of 4.5% of
                                    the Gross Offering Proceeds allocated to each specific acquired or developed ALCs.
                                    Such fees will be paid for services in
                                    connection with the opening and initial
                                    operations of the ALCs including, without limitation, design and implementation of the advertising, direct solicitation and other campaigns to attract residents and the initial hiring and training of managers, food service specialists, activities directors and other personnel employed in the individual communities. There were no rent-up and staff training fees for the years ending December 31, 2001, 2000 and
                                    1999.


Property Management Fees
(ARV Assisted Living, Inc.)         A property management fee of 5% of gross
                                    revenues paid for managerial services
                                    including general supervision, hiring of onsite management personnel employed by ARVP
                                    III, renting of units, installation and
                                    provision of food service, maintenance, and other operations. Property management fees for the years ending December 31, 2001, 2000 and 1999 were $345,000, $442,000, and
                                    $421,000, respectively.

Partnership Management Fees
(ARV Assisted Living, Inc.)         A partnership management fee of 10% of cash
                                    flow before distributions is paid for
                                    implementing our business plan, supervising and management of our affairs including general administration, coordination of legal, audit, tax, and insurance matters.
                                    Partnership management fees for the years ending December 31, 2001, 2000 and 1999 were
                                    $92,000 $178,000, and $151,000 respectively.

Sale of Partnership Projects
(ARV Assisted Living, Inc.)         The ARVP III Limited Partnership Agreement
                                    neither specifically authorizes nor
                                    prohibits payment or compensation in the form of real estate commissions to the General Partners or its affiliates. Any such payments or compensation are subordinated to a return to ARVP III's limited partners of their capital contributions plus an 8% per annum, cumulative, but not compounded, return thereon from all sources, including prior distribution of cash flow. Any such compensation shall not exceed 3% of the gross sales price or 50% of the standard real estate brokerage commission, whichever is less. Upon the sale of small piece of land at Bradford Square on October 9, 2001,
                                    $3,150 real estate selling commission was paid to ARVAL. In fiscal 2000, $240,060 real estate selling commission was paid to ARVAL upon the sale of Bradford Square. In fiscal
                                    1999 no real estate selling commissions were paid to our ARVAL.

Subordinated Incentive
Compensation
(ARV Assisted Living, Inc.)         ARVAL is entitled to receive 15% of the
                                    proceeds of sale or refinancing subordinated to a return of initial Capital Contributions
                                    (as defined in ARVP III Limited Partnership
                                    Agreement) plus cumulative, but not
                                    compounded return on capital contributions varying from 8% to 10% per annum. In 2001, 2000 and 1999, no incentive compensation was paid.

Partnership Interest
(General Partners)                  1% of all items of capital, profit or loss,
                                    and liquidating distributions, subject to a capital account adjustment.

Reimbursed Expenses & Credit
Enhancement (General Partners)      Our General Partner may receive fees for
                                    personal guarantees of loans made to us. All of our expenses shall be billed directly to and paid by us. Our General Partners may be reimbursed for the actual cost of goods and materials obtained from unaffiliated entities and used for or by us. Our General
                                    Partner will be reimbursed for
                                    administrative services necessary to our prudent operation, provided that such reimbursement is at the lower of its actual cost or the amount which we would be required to pay to independent parties for comparable administrative services in the same geographic location. The total reimbursements to ARVAL amounted to $2.5 million, $3.1 million, and $3.7 million for the years ending December 31, 2001, 2000 and 1999, respectively.


Finder Fees
(ARV Assisted Living, Inc.)         Our General Partner received finder fees in
                                    conjunction with obtaining grants for the rehabilitation of Cedar Villas and Villa
                                    Azusa. The finders fees amount to 10% of the total grant money received by us. No finder fees for the years ending December 31, 2001, 2000 and 1999 were paid.

Indemnity Fees
(General Partners)                  Our General Partner received $96,000 for
                                    indemnifying and holding UHSI, Costa and Husky harmless from any liabilities as a result of our buy out of them. No indemnity fees for the years ending December 31, 2001, 2000 and 1999 were paid.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            NAME AND ADDRESS OF     AMOUNT AND NATURE OF     PERCENT OF
   TITLE OF CLASS            BENEFICIAL OWNER       BENEFICIAL OWNERSHIP        CLASS
   --------------            ----------------       --------------------     ----------
 Limited Partnership     ARV Assisted Living, Inc.       9,725 units            52.1%
        Units            245 Fischer Ave., D-1         Direct ownership
                         Costa Mesa, CA 92626

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

     Conflicts of interest exist to the extent that communities owned or operated compete, or are in a position to compete, for residents, general managers or key employees with assisted living facilities owned or operated by our General Partner and any of its affiliates in the same geographic area. Our General Partners will seek to reduce any such conflicts by offering such persons their choice of residence or employment on comparable terms in any community.

     Further conflicts may exist if and to the extent that other affiliated owners of ALCs seek to refinance or sell at the same time we do. The General Partner will seek to reduce any such conflicts by making prospective purchasers aware of all properties available for sale.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1)  Financial Statements
     o    Independent Auditors' Report;
     o    Consolidated Balance Sheets - December 31, 2001 and 2000;
     o Consolidated Statements of Operations - Years ended December 31, 2001, 2000 and 1999;
     o Consolidated Statements of Partners' Capital - Years ended December 31, 2001, 2000 and 1999;
     o Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999;
     o    Notes to Consolidated Financial Statements;

(2)  Financial Statement Schedules:

     o Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation and Amortization - December 31, 2001.

All other financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

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

10.6               Deed of Trust Note of ARV Chandler Villas, L.P. to Red
                   Mortgage Capital, Inc.

10.7               Allonge #1 to Deed of Trust Note of ARV Chandler Villas, L.P.
                   to Red Mortgage Capital, Inc.

10.8               Deed of Trust between ARV Chandler Villas, L.P. and Fidelity
                   National Title Insurance

10.9               Regulatory Agreement for U.S. Department of Housing
                   Multifamily Housing Projects between ARV Chandler Villas,
                   L.P. and Secretary of Housing and Urban Development

10.10              Purchase agreement and Escrow instructions between ARVP
                   III/Brandford Square, L.P., and Vintage Senior Housing, LLC

10.11 First Amendment to Purchase Agreement and Escrow Instructions between ARV III/Bradford Square, L.P., and Avalon at Bradford
                   Square, LLC, assignee of Vintage Senior Housing, LLC

10.12              Second Amendment to Purchase Agreement and Escrow
                   Instructions between ARV III/Bradford Square, L.P., and
                   Avalon at Bradford Square, LLC

10.13              Schedule 14D-9 filed on October 18, 2001 by American
                   Retirement Villas Properties III, L.P.

10.14 Schedule 14D-9 amendment number one filed on October 31, 2001 by American Retirement Villas Properties III, L.P

10.15 ARVP Acquisition, L.P. filed schedule TO on October 18, 2001 an offer to purchase for cash up to 10,000 of the outstanding limited partnership units.

10.16              ARVP Acquisition, L.P.'s certificate of limited partnership.


(b) Reports on Form 8-K. ARVP III did not file any report on form 8-K for the fiscal year ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P. A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.


                                       ARV ASSISTED LIVING, INC.

                                       By:   /s/    DOUGLAS M. PASQUALE
                                           -------------------------------------
                                                     Douglas M. Pasquale
                                                    Chief Executive Officer

Date: March 29, 2002

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

                       SIGNATURE                                       TITLE                                     DATE
                       ---------                                       -----                                     ----

            /s/   DOUGLAS M. PASQUALE                    Chief Executive Officer                            March 29, 2002
-----------------------------------------------------    (Principal Executive Officer)
                  Douglas M. Pasquale

            /s/     ABDO H. KHOURY                       President and Chief Financial Officer              March 29, 2002
-----------------------------------------------------    (Principal Financial & Accounting Officer)
                    Abdo H. Khoury

            /s/      JOHN A. MOORE                       Director                                           March 29, 2002
-----------------------------------------------------
                     John A. Moore

            /s/    DAVID P. COLLINS                      Director                                           March 29, 2002
-----------------------------------------------------
                   David P. Collins

            /s/    MAURICE J. DEWALD                     Director                                           March 29, 2002
-----------------------------------------------------
                   Maurice J. DeWald

              AMERICAN RETIREMENT VILLAS
              PROPERTIES III, L.P.
              (A California Limited Partnership)

              Annual Report - Form 10-K

              Consolidated Financial Statements and Schedule

              Items 8 and 14(a)

              December 31, 2001, 2000 and 1999

              (With Independent Auditors' Report Thereon)

                            Annual Report - Form 10-K

                                Items 8 and 14(a)

             Index to Consolidated Financial Statements and Schedule

                                                                                                        Page
                                                                                                        ----
Independent Auditors' Report                                                                             F-1

Consolidated Balance Sheets - December 31, 2001 and 2000                                                 F-2

Consolidated Statements of Operations - Years ended December 31, 2001, 2000 and 1999                     F-3

Consolidated Statements of Partners' Capital - Years ended December 31, 2001, 2000 and 1999              F-4

Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999                     F-5

Notes to Consolidated Financial Statements                                                               F-6

Schedule

Real Estate and Related Accumulated Depreciation and
     Amortization - December 31, 2001                                                               Schedule III

All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

To ARV Assisted Living, Inc.
   as the General Partner
   of American Retirement Villas Properties III, L.P.:

We have audited the consolidated financial statements of American Retirement Villas Properties III, L.P., a California limited partnership and subsidiaries, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Villas Properties III, L.P. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             /s/ KPMG LLP


Orange County, California
March 15, 2002

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000
                          (IN THOUSANDS, EXCEPT UNITS)

                                     ASSETS                                                  2001          2000
                                                                                           --------       --------
Properties, at cost:
    Land                                                                                   $  1,549       $  1,549
    Building and improvements, less accumulated depreciation
       of $2,822 and $2,371 in 2001 and 2000, respectively                                    9,811         10,111
    Furniture, fixtures and equipment, less accumulated depreciation of $805 and $609
      in 2001 and 2000, respectively                                                            453            510
                                                                                           --------       --------

              Net properties                                                                 11,813         12,170

Cash                                                                                          2,903          8,458
Restricted cash                                                                                  85            168
Loan fees, less accumulated amortization of $311 and $403 in 2001
    and 2000, respectively                                                                      146            176
Other assets                                                                                    934            343
                                                                                           --------       --------
                                                                                           $ 15,881       $ 21,315
                                                                                           ========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

Notes payable to banks                                                                     $ 13,736       $ 13,177
Accounts payable                                                                                262             65
Accrued expenses                                                                                565            550
Amounts payable to affiliates                                                                    43            244
Distributions payable to Partners                                                                74          5,447
                                                                                           --------       --------
              Total liabilities                                                              14,680         19,483
                                                                                           --------       --------

Partners' capital (deficit):
    General partners                                                                             (2)            (2)
    Special Limited Partners                                                                   (142)          (138)
    Limited partners, 18,666 units outstanding at December 31, 2001 and 2000                  1,345          1,972
                                                                                           --------       --------

              Total partners' capital                                                         1,201          1,832
                                                                                           --------       --------
                                                                                           $ 15,881       $ 21,315
                                                                                           ========       ========


        See accompanying notes to the consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                      Consolidated Statements of Operations

                  Years ended December 31, 2001, 2000 and 1999
                      (IN THOUSANDS EXCEPT PER UNIT DATA)

                                                                                      2001          2000          1999
                                                                                     -------       -------       -------
Revenues:
    Rent                                                                             $ 6,037       $ 7,582       $ 7,143
    Assisted living                                                                      714         1,115         1,022
    Interest                                                                             148           158           206
    Other                                                                                137           139           274
                                                                                     -------       -------       -------
           Total operating revenues                                                    7,036         8,994         8,645
                                                                                     -------       -------       -------

Costs and expenses:
    Rental property operations (including $2,212, $2,834, and $2,450 related to
      affiliates in 2001, 2000 and 1999, respectively)                                 3,476         4,419         4,277
    Assisted living (including $516, $676, and $651 related to
      affiliates in 2001, 2000 and 1999, respectively)                                   522           685           659
    General and administrative (including $238, $297, and $258
       related to affiliates in 2001, 2000 and 1999, respectively)                       771           403           332
    Depreciation and amortization                                                        771         1,104         1,060
    Property taxes                                                                       185           228           250
    Advertising                                                                           76           103            84
    Interest                                                                           1,225         1,410         1,502
                                                                                     -------       -------       -------
           Total operating costs and expenses                                          7,026         8,352         8,164
                                                                                     -------       -------       -------
           Operating income                                                               10           642           481
(Loss) gain on sale of properties                                                        (15)        4,823         4,562
                                                                                     -------       -------       -------
(Loss) income before income tax, minority interest in income of majority owned entities, extraordinary loss, and change in
      accounting principle                                                                (5)        5,465         5,043
Income tax expense                                                                       (10)          (10)           --
Minority interest in income of majority owned entities                                    --         1,344           180
                                                                                     -------       -------       -------
(Loss) income before extraordinary loss and change in accounting
     principle                                                                           (15)        4,111         4,863

Extraordinary loss from extinguishment of debt                                           (66)           --            --
Cumulative effect of change in accounting principle                                       --                         (96)
                                                                                     -------       -------       -------
Net income (loss)                                                                    $   (81)      $ 4,111       $ 4,767
                                                                                     =======       =======       =======

Net income (loss) per limited partner unit                                           $ (4.30)      $218.04       $252.83
                                                                                     =======       =======       =======

         See accompanying notes to the consolidated financial statements

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                  Consolidated Statements of Partners' Capital

                  Years ended December 31, 2001, 2000 and 1999
                      (IN THOUSANDS EXCEPT PER UNIT DATA)


                                                                           SPECIAL                      TOTAL
                                                              GENERAL      LIMITED       LIMITED      PARTNERS'
                                                              PARTNER      PARTNERS     PARTNERS      CAPITAL
                                                            ----------     --------    -----------    ---------
Balance (deficit) at December 31, 1998                      $      (90)    $     --    $     6,963    $   6,873
Distribution to partners ($511.24 per limited partner
    unit)                                                          (97)          --         (9,543)      (9,640)
Net income                                                          48           --          4,719        4,767
                                                            ----------     --------    -----------    ---------
Balance (deficit) at December 31, 1999                            (139)          --          2,139        2,000

Change in status of general partners to special limited
    partners                                                       137         (137)            --           --
Distribution to partners ($226.99 per limited partner
    unit)                                                           --          (42)        (4,237)      (4,279)
Net income                                                          --           41          4,070        4,111
                                                            ----------     --------    -----------    ---------
Balance (deficit) at December 31, 2000                              (2)        (138)         1,972        1,832
Distribution to partners ($29.33 per limited partner unit)          --           (2)          (548)        (550)
Net loss                                                            --           (2)           (79)         (81)
                                                            ----------     --------    -----------    ---------
Balance (deficit) at December 31, 2001                      $       (2)    $   (142)   $     1,345    $   1,201
                                                            ==========     ========    ===========    =========

          See accompanying notes to consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

                       (A California Limited Partnership)

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                                                            2001           2000            1999
                                                                           --------       --------       --------
                                                                            (IN THOUSANDS EXCEPT PER UNIT DATA)
Cash flows from operating activities:
    Net (loss) income                                                      $    (81)      $  4,111       $  4,767
    Adjustment to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                           771          1,104          1,060
        Gain on sale of properties                                               --         (4,823)        (4,562)
        Extraordinary loss from extinguishment of debt                           66             --             --
        Cumulative effect of change in accounting principal                      --             --             96
        Minority interest in income of majority owned entities                   --          1,344             20
    Change in assets and liabilities:
      Decrease (increase) in restricted cash                                     83             --             (6)
      Decrease in accounts receivable                                            --             47             --
      (Increase) decrease in other assets                                       (42)          (101)           151
      Increase (decrease) in accounts payable and accrued expenses              212             13           (515)
      Increase (decrease) in amounts payable to affiliates                     (201)           126             (4)
                                                                           --------       --------       --------
                Net cash provided by operating activities                       808          1,821          1,007
                                                                           --------       --------       --------
Cash flows from investing activities:

    Additions to properties, net                                               (332)          (168)          (187)
    Proceeds from sales of properties, net                                       --          7,738          3,962
                                                                           --------       --------       --------
                Net cash (used in) provided by investing activities            (332)         7,570          3,775
                                                                           --------       --------       --------
Cash flows from financing activities:

    Borrowing from notes payable                                              5,783             --         13,361
    Principal repayments on notes payable to banks and others                (5,223)        (2,488)       (10,162)
    Proceeds from note receivable                                                --             --          2,765
    Reserve for replenishment                                                  (549)            --             --
    Loan fees                                                                   (89)           (58)          (704)
    Mortgage insurance                                                          (29)            --             --
    Distributions paid                                                       (5,924)          (577)        (9,752)
                                                                           --------       --------       --------
                Net cash (used in) financing activities                      (6,031)        (3,123)        (4,492)
                                                                           --------       --------       --------
                Net (decrease) increase in cash                              (5,555)         6,268            290
Cash at beginning of year                                                     8,458          2,190          1,900
                                                                           --------       --------       --------
Cash at end of year                                                        $  2,903       $  8,458       $  2,190
                                                                           ========       ========       ========
Supplemental cash flow information - cash paid during the year for
    interest                                                               $  1,241       $  1,508       $  1,473
                                                                           ========       ========       ========

        See accompanying notes to the consolidated financial statements.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements of American Retirement Villas Properties III, L.P. (the "Partnership" or "ARVPIII") include the accounts of the Partnership, ARVP III/Bradford Square, L.P. (ARVPIII/BS), Retirement Inns III, LLC and ARV Chandler Villas, L.P. The Retirement Inns III, LLC and ARV Chandler Villas L.P. are 100% owned and therefore consolidated into the Partnership. Bradford Square was sold on December 31, 2000.

          ARVPIII was the 50% general partner of ARVPIII/BS. The Partnership accounted for ARVPIII/BS using the principles of accounting applicable to investment in subsidiaries (consolidation). All inter-company balances and transactions had been eliminated in consolidation. Minority interest represented the minority partners' cost to acquire the minority interest adjusted by their proportionate share of subsequent earnings, losses and distributions. As a managing general partner, pursuant to the ARVPIII/BS limited partnership agreement, the general partner had full, exclusive and complete discretion and authority to control the partnership's business and affairs as if it were a partnership without limited partners. The limited partner shall not participate in control of the partnership business and have only the voting rights provided by the limited partnership agreement as follows: "Limited Partner shall not have the right or power to (a) withdraw or reduce their Capital Contribution; (b) bring an action for partition against the partnership; (c) cause the termination or dissolution of the partnership; (d) demand or receive property other than cash in return for its Capital." However, with the written consent of the limited partner, the Partnership, as general partner, may (a) dissolve or wind up,
     (b) sell or refinance the project, (c) change the nature of the partnership's business, or (d) admit new general partner(s). Management believes that the general partner had control consistent with the requirements of paragraph 9 of SOP 78-9 and that the rights the limited partner had are protective rights as discussed in EITF 96-16.

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

     IMPOUND ACCOUNTS

          The U.S. Department of Housing and Urban Development ("HUD") insures the financing on certain of our properties. HUD holds certain of our funds in impound accounts for payment of property taxes, insurance and future property improvements (replacement reserves) on these properties. We include these impound accounts in other assets.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued


     CHANGE IN ACCOUNTING PRINCIPLE

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which was effective for fiscal years beginning after December 15, 1998. The SOP provides guidance on the financial reporting of start-up activities and organizational costs. It required costs of start-up activities and organizational costs to be expensed when incurred and, upon adoption, the write-off as a cumulative effect of a change in accounting principle of any previously capitalized and un-amortized start-up or organizational costs. We adopted the provisions of SOP 98-5 in the first quarter of 1999 writing off capitalized start-up costs of approximately $96,000.

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

          Following are the Partnership's assets and liabilities as determined in accordance with accounting principles generally accepted in the United States of America and for Federal income tax reporting purposes at December 31 (in thousands):

                               2001                      2000
                       --------------------      ---------------------
                        GAAP       TAX BASIS      GAAP       TAX BASIS
                        BASIS         (1)         BASIS         (1)
                       -------      -------      -------      --------
Total assets           $15,881      $17,195      $21,315      $ 23,362
                       =======      =======      =======      ========
Total liabilities      $14,680      $14,680      $19,483      $ 13,802
                       =======      =======      =======      ========

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued


       Following are the differences between the financial statement and tax return income (in thousands):

                                                        2001          2000          1999
                                                       -------       -------       -------
Net income (loss) per financial statements             $   (81)      $ 4,111       $ 4,767
Guaranteed payments (1)                                    436           502           459
Depreciation differences on properties (1)                   4           (40)         (105)
Amortization differences on intangible assets (1)           99            75           102
Deferred income (1)                                         55            (3)          (89)
(Loss) gain on sale of assets (1)                            1            74            72
Other (1)                                                   70            (2)           15
                                                       -------       -------       -------
         Total income per Federal tax return (1)       $   584       $ 4,717       $ 5,221
                                                       =======       =======       =======

(1)  Unaudited.

     NET INCOME (LOSS) PER LIMITED PARTNER UNIT

          Net income (loss) per limited partner unit was based on the weighted average number of limited partner units outstanding of 18,666 in 2001, 2000 and 1999.

     RECLASSIFICATIONS

          We have reclassified certain prior period amounts to conform to the December 31, 2001 presentation.

     ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations". SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Partnership is required to adopt SFAS 143 on January 1, 2002. Management believes the adoption of SFAS 143 will not have a material effect on the Partnership's financial position, results of operations, or cash flows. On October 3, 2001 the FASB issued SFAS 144 "Accounting for the Impairment and Disposal of Long Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of". However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Partnership is required to adopt SFAS 144 on January 1, 2002. Management has not determined the impact SFAS 144 will have on the Partnership's financial position, results of operations, or cash flows

(2)  ORGANIZATION AND PARTNERSHIP AGREEMENT

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

          Our General Partner is ARV Assisted Living, Inc. ("ARVAL"), a Delaware corporation, and the individual Special Limited Partners are John A. Booty, John S. Jason, Gary L. Davidson, Tony Rota and David P. Collins ("Special Limited Partners"). Our Special Limited Partners are not required to make capital contributions to the Partnership.

          Profits and losses for financial and income tax reporting purposes shall generally be allocated, other than cost recovery deductions (as defined in the Partnership Agreement), 0.01% to the General Partner, 0.99% to Special Limited Partners and 99% to the Limited Partners. Cost recovery deductions for each year are allocated 0.01% to the General Partner, 0.99% to Special Limited Partners and 99% to the Limited Partners who are taxable investors.

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

          On October 4, 2001, C3 Capital, LLC, a California limited liability company ("C3 Capital"), commenced a hostile tender offer, which was later withdrawn, to purchase up to 10,000 ARVP III limited partnership units ("units") at a net cash purchase price of $300 per unit (the "Hostile Offer"), and also filed with the SEC a preliminary consent solicitation pursuant to which C3 Capital sought to remove our general partner, and elect C3 Capital as the general partner of ARVP III.

          In response to the Hostile Offer and the consent solicitation, our General Partner, through ARVP Acquisition, L.P., a California limited partnership wholly-owned by our General Partner, commenced a tender offer on October 18, 2001 for 10,000 outstanding partnership units of ARVP III for $360 per unit. Our General Partner amended the tender offer on October 31, 2001 and increased the offer price to $400 per unit from $360 per unit, increased the number of Units we were seeking to purchase from 10,000 units to all outstanding Units, and reduced the minimum number of Units that must be tendered before it is required to purchase any Units to 30% of the outstanding Units (the "Amended Offer"). The amendment to the original offer was in response to C3 Capital's withdrawal of its tender offer, and receipt of a highly conditional offer from Vintage Senior Housing, LLC ("Vintage"), an affiliate of C3 Capital, to purchase all of ARVP III's non-cash assets for $19.5 million. Vintage's offer was subject to, among other things, significant due diligence and financing contingencies. In addition, on November 9, 2001, we received a revised offer from Vintage increasing the purchase price for the assets of ARVP III to $20 million.

          Prior to the tender offer ARVAL owned approximately 58 units. At the close of the tender offer on December 14, 2001 our General Partner had acquired an additional 9,667 units or 51.8% of all outstanding units. As of December 31, 2001, ARVAL owns 9,725 units or approximately 52.1% of the limited partnership units. As such, ARVAL has controlling interest in the Partnership.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued

(3)  TRANSACTIONS WITH AFFILIATES

          Our properties are managed by ARVAL. For this service we pay a property management fee of 5% of gross revenues totaling $345,000, $442,000, and $421,000, for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, we pay a partnership management fee of 10% of cash flow before distributions, as defined in the Partnership Agreement, amounting to $92,000, $178,000, and $151,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

          Payment of the partnership management fee out of cash flow is subordinated to a quarterly noncumulative distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of Capital Contributions allocated to each property.

          We reimburse ARVAL for certain expenses, such as payroll and retirement benefit expenses, repairs and maintenance, and supplies expenses paid on our behalf. The total reimbursements to ARVAL, are included in rental property operations and general and administrative expenses in the accompanying statements of operations and amounted to $2,530,000, $3,160,000, and $3,673,000 for the years ended December 31, 2000, 1999 and
     1998, respectively.

          In consideration for services rendered with respect to property acquisitions, the Managing General Partner is paid a property acquisition fee of a maximum of 2% of the gross offering proceeds. In addition, the Managing General Partner is entitled to a development, processing and renovation fee of a maximum of 3.5% of gross offering proceeds allocated to a particular project. The Managing General Partner is also entitled to a maximum fee of 4.5% of gross offering proceeds for rent-up and staff training services. There were no property acquisition and development or processing and renovation fees paid during the three years ended December 31, 2001.

          We paid ARVAL $3,150 in real estate selling commission fees upon the sale of remaining land at Bradford Square on October 9, 2001.

          Amounts payable to affiliates at December 31, 2001 and 2000 include expense reimbursements and accrued property management and partnership management fees.

(4)  PROPERTIES

          The following table sets forth, as of December 31, 2001 the location of each our ALCs, the date on which operations commenced at each such ALC, the number of units at each ALC, and our interest in each ALC.

                                                                             COMMENCED
                  COMMUNITY                             LOCATION             OPERATIONS         UNITS
                  ---------                             --------             ----------         -----
                  Chandler Villas                     Chandler, AZ         September 1992        164
                  Villa Las Posas                     Camarillo, CA         December 1997        123

     ARVP III/BRADFORD SQUARE LTD.

          On December 18, 1990, we entered into a limited partnership, ARVP III/BS, with an unrelated third party, Bradford Square Ltd. Both partners made an initial $1,000 cash contribution. We were the Managing General Partner and Bradford Square Ltd. was the Limited Partner, each with a 50% interest. Pursuant to the agreement, Bradford Square Ltd. contributed an existing community (Bradford Square), to ARVP III/BS, and, we contributed cash. Income and loss was generally allocated to the Managing General Partner and Bradford Square, Ltd. based on their partnership interests. The partnership agreement was terminated December 31, 2000.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued


          Under the limited partnership agreement between Bradford Square Ltd., and us, we received a 9% preferred return on 125% of amounts contributed to the partnership. The remaining cash flow from operations was divided equally between Bradford Square Ltd and us. During 2000 and 1999, we received a preferred return of $ 218,000 for each of these years.

     SALE OF PROPERTY - ARVP III/BRADFORD SQUARE LTD.

          On December 21, 2000 we sold ARVP III/BS for $8,002,000. Under the limited partnership agreement between Bradford Square Ltd., and ARVP III, the distribution of assets on liquidation of the partnership was made in the following order:

          First, to ARVP III one hundred twenty five percent (125%) of the cash contributions made to the Partnership;

          Second, in proportion to and to the extent of the positive balance of respective capital accounts as of the date of distribution; and

          Third, the balance shall be paid 50% to Bradford Square, L.P. and 50% to ARVP III.

          The Partnership received a distribution of $3,622,000 from the sale of Bradford Square in January 2001.

     SALE OF PROPERTY - HERITAGE POINTE CLAREMONT

          In September 1993, we contracted to sell our then owned Heritage Pointe Claremont property to Claremont Senior Partners ("CSP") for $12,281,900. Our General Partner is a special limited partner of CSP. The transaction closed on December 30, 1993. The consideration we received from CSP in the sale of Heritage Pointe Claremont consisted of both $10,000 in cash and cash equivalents and $12,271,900 in the form of a promissory note.

          The promissory note bears interest at 8.0% and the outstanding balance and interest are payable from excess cash flows as defined in the CSP partnership agreement. The promissory note is secured by certain CSP partners' interests in CSP and matures January 25, 2010.

          Upon the receipt of the principal and interest payment from CSP in April 1996 and January 1995, a sufficient investment as defined by Statements of Financial Accounting Standards Board No. 66 was made and the sale was recognized. As CSP's excess cash flows do not currently exceed the interest payment requirements, SFAS 66 requires profit on the sale to be recognized under the cost recovery method as payments are received on the notes. We received interest payments on these note totaling $30,000, $12,000, $54,600 for the years ended December 31, 2001, 2000 and 1999 respectively. The CSP note balance is $3.8 million for the years ended December 31, 2001 and 2000.

(5)  NOTES PAYABLE TO BANKS

          At December 31, 2001 and 2000, notes payable to banks and others included the following (in thousands):

                                                                              2001              2000
                                                                           -------           -------
Note payable to the bank, bearing interest at 9.15%. Monthly               $ 7,979           $13,177
  principal and interest payment of $69; due July 2003.
  Collateralized by Villa Las Posas.
Note payable to the bank, bearing interest at 8.06%. Monthly principal and interest payment of $41; due February 2036.
  Collateralized by Chandler Villas.                                         5,757                --
                                                                           -------           -------
                                                                           $13,736           $13,177
                                                                           =======           =======

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued


          The annual principal payments of notes payable as of December 31, 2001 are as follows (in thousands):

             Year ending December 31:
                 2002                            $        144
                 2003                                   7,903
                 2004                                      39
                 2005                                      42
                 2006                                      46
                 Thereafter                             5,562
                                                 ------------
                                                 $     13,736
                                                 ============

          Due to a failed financing in 1998, we paid the lender approximately $0.7 million of fees for an interest rate lock and $0.10 million for loan commitment and other fees. The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions. The lender returned $0.2 million of the interest rate lock fees in January 1999. After pursuing legal action against the lender, we received an additional refund in the amount of $112,000 of the interest rate lock fees in July 2000 as full and final settlement. We have included the amounts paid and received in interest expense in the accompanying statements of operations for the years ended December 31, 2000 and 1999.

          In June 28, 1999 we completed the first refinancing of the ALCs. The loan is secured by the two ALCs; in addition, ARV Assisted Living, our General Partner is a guarantor on the loan for fraud, material misrepresentation and certain covenants. As part of the loan requirements, we created a wholly owned subsidiary Retirement Inns III, LLC as a special purpose entity. The loan term is for 24 months with a lender option to extend for 10 years. The interest rate is 9.15% per annum and the payments are based upon a 25 year principal and interest amortization schedule.

          Our General Partner's Board of Directors approved a second refinancing of the assisted living communities in March 2000 to:

     o take advantage of lower fixed interest rates available at the time through the commercial mortgage-backed security market;
     o    provide a return of equity to ARVP III limited partners; and
     o    borrow against the increased value of these properties.

          On January 29, 2001, we refinanced one of the two ALCs with thirty-five year HUD insured loan bearing interest at 8.06% per annum. With respect to the loan on the other ALC, on February 1, 2002, the lender agreed to increase the principal sum of the loan to $11,980,000, the maturity date has been extended to July 1, 2003 and the interest rate has been changed to 8.5% per annum.

(6)  EMPLOYEE BENEFIT PLANS

          Effective January 1, 1997, ARVAL established a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under
     Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. ARVAL matches 25% of each employee's contributions up to a maximum of 6% of the employee's earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January 1). ARVAL matches employees' contributions beginning on the first enrollment date following one year of service or 1,000 hours of service. Our Savings Plan expense was $6,000, $8,000 and $10,000 (as a reimbursement to ARVAL) for the years ended December 31, 2001, 2000 and 1999.

                 AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
                       (A California Limited Partnership)

             Notes to Consolidated Financial Statements, Continued


(7)  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          The carrying amounts reported in the consolidated balance sheets for cash, other assets, accounts payable, accrued expenses and amount payable to affiliates, approximate fair value due to the short-term nature of these instruments. The notes payable bear interest at rates and have other terms that approximate those currently available in the market. Therefore, we believe that the carrying value approximates fair value.

(8)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                      FOR THE QUARTER ENDED
                                         -----------------------------------------------
                                         DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                         -----------   ------------   -------   --------
                                                          (IN THOUSANDS)
2001
Total revenue ...............             $ 1,729       $ 1,774       $ 1,762   $ 1,771
Income (loss) from operations                (338)           92           144       112
Net income (loss)............                (290)           24           139        46
Net income (loss) per limited
  partner unit ..............             $(15.38)      $  1.27       $  7.37   $  2.46

2000
Total revenue ...............             $ 2,280       $ 2,246       $ 2,202   $ 2,266
Income from operations.......                 107           119           269       147
Net income...................               3,769            51           227        64
Net income (loss) per limited
  partner unit ..............             $199.90       $  2.71       $ 12.09   $  3.43

                                  Schedule III

                    AMERICAN RETIREMENT VILLAS PROPERTIES III
                       (A California Limited Partnership)

        Real Estate and Related Accumulated Depreciation and Amortization

                                December 31, 2001
                                 (In thousands)

                                   INITIAL COST                                 GROSS AMOUNT
                                                           COSTS
                                                         CAPITALIZED
                                           BUILDINGS     SUBSEQUENT                BUILDINGS
                                              AND            TO                      AND
 DESCRIPTION      ENCUMBRANCES    LAND    IMPROVEMENTS  ACQUISITION       LAND   IMPROVEMENTS    TOTAL (1)
----------------------------------------------------------------------------------------------------------
Villa Las Posas    $    8,081      1,210       572           8,666        1,249      9,257       10,506
Chandler Villas         5,096        300     2,902             342          300      3,376        3,676
                   ---------------------------------------------------------------------------------------
                   $   13,177    $ 1,510   $ 3,474         $ 9,008      $ 1,549    $12,633      $14,182
                   =======================================================================================

                                                   DEPRECIABLE
                   ACCUMULATED       DATE OF          LIVES
 DESCRIPTION       DEPRECIATION    ACQUISITION       (YEARS)
--------------------------------------------------------------
Villa Las Posas         1,534     December 1987     27 1/2 years
Chandler Villas         1,288     September 1990    27 1/2 years
                      -------
                      $ 2,822
                      =======

Following is a summary of investment in properties for the year ended December 31, 2001, 2000 and 1999:

                                                2001          2000           1999
                                              --------      --------       --------
Balance at beginning of year                  $ 14,031      $ 17,968       $ 33,423
Transfer of cost from other fixed assets            --            --            189
Improvements/construction                          151            62             51
Disposals                                           --        (3,999)       (15,695)
                                              --------      --------       --------
Balance at end of year                        $ 14,182      $ 14,031       $ 17,968
                                              ========      ========       ========

Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 2001, 2000, and 1999:

                                                             2001        2000           1999
                                                           -------      -------       -------
Balance at beginning of year                               $ 2,371      $ 2,976       $ 5,177
Transfer of accumulated depreciation from other fixed
  assets                                                        --           --            92
Additions charged to expense                                   451          566           746
Disposals                                                       --       (1,171)       (3,039)
                                                           -------      -------       -------
Balance at end of year                                     $ 2,822      $ 2,371       $ 2,976
                                                           =======      =======       =======


(1) Aggregate cost for Federal income tax purposes is $13,404 December 31, 2001.
                 See accompanying independent auditors' report.