Form 10-Q
period 2002-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 2002-05-15
CIK 853274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-26470

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA	33-0365417
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

245 FISCHER AVENUE, D-1 COSTA MESA, CA	92626
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:	(714) 751-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $18,666,480 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of Units outstanding as of March 31, 2002 was 18,666.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(A California Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except units)

	March 31, 2002	December 31, 2001
ASSETS
Properties, at cost:
Land	$1,549	$1,549
Building and improvements, less accumulated depreciation of $2,935 and $2,822 at March 31, 2002 and December 31, 2001, respectively	9,726	9,811
Furniture, fixtures and equipment, less accumulated depreciation of $853 and $805 at March 31, 2002 and at December 31, 2001, respectively	453	453

Net properties	11,728	11,813
Cash	1,051	2,903
Restricted cash	86	85
Loan fees, less accumulated amortization of $312 and $311 at March 31, 2002 and December 31, 2001 respectively	267	146
Other assets	2,971	934

	$16,103	$15,881

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable to banks	$17,708	$13,736
Accounts payable	92	262
Accrued expenses	551	565
Amounts payable to affiliates	50	43
Distributions payable	221	74

Total liabilities	18,622	14,680

Partners’ capital (deficit):
General partners	(2)	(2)
Special Limited Partners	(182)	(142)
Limited partners, 18,666 units outstanding at March 31, 2002 and December 31, 2001	(2,335)	1,345

Total partners’ capital (deficit)	(2,519)	1,201

	$16,103	$15,881

See accompanying notes to the unaudited financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(a California limited partnership)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except unit data)

	For the Three Months Ended March 31,
	2002	2001
Revenues:
Rent	$1,532	$1,507
Assisted living	163	180
Interest	12	42
Other	36	42

Total operating revenues	1,743	1,771

Costs and expenses:
Community property operations	868	870
Assisted living	136	128
General and administrative	59	85
Depreciation and amortization	179	208
Property taxes	46	47
Advertising	23	17
Interest	349	304

Total operating costs and expenses	1,660	1,659

Income from operations before extraordinary loss	83	112
Extraordinary loss from extinguishment of debt	—	66

Net income	$83	$46

Per limited partner unit:
Income from operations before extraordinary loss	4.41	5.98
Extraordinary loss	—	(3.52)

Net income	$4.41	$2.46

See accompanying notes to the unaudited financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(a California limited partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$83	$46
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	179	208
Extraordinary loss from extinguishment of debt	—	66
Change in assets and liabilities:
Increase in restricted cash	(1)	(3)
Increase in other assets	(17)	(56)
Decrease in accounts payable and accrued expenses	(184)	(37)
Increase (decrease) in amounts payable to affiliate, net	7	(244)

Net cash provided by (used in) operating activities	67	(20)

Cash flows from investing activities:
Additions to furniture, fixtures and equipment	(93)	(80)

Net cash used in investing activities	(93)	(80)

Cash flows from financing activities:
Principal repayments on notes payable to banks and others	(28)	(5,123)
Borrowing under refinancing	4,000	5,783
Replenishment reserve under refinancing	(20)	(522)
Loan fees paid	(122)	(112)
Collateral deposit under refinancing	(2,000)	—
Distributions paid	(3,656)	(5,500)

Net cash used in financing activities	(1,826)	(5,474)

Net decrease in cash	(1,852)	(5,574)
Cash at beginning of period	2,903	8,458

Cash at end of period	$1,051	$2,884

Supplemental schedule of cash flow information—cash paid during the period for interest	$322	$341

See accompanying notes to the unaudited financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(a California limited partnership)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002

(1)    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared the accompanying condensed consolidated financial statements of American Retirement Villas Properties III, L.P. following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.

The condensed consolidated financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These are condensed consolidated financial statements. To obtain a more detailed understanding of our results, one should also read the condensed consolidated financial statements and notes in our Form 10-K for 2001, which is on file with the SEC.

The results of operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Principles of Consolidation

The condensed consolidated financial statements of American Retirement Villas Properties III, L.P. (the “Partnership” or “ARVPIII”) include the accounts of the Partnership, Retirement Inns III, LLC and ARV Chandler Villas, L.P. The Retirement Inns III, LLC and ARV Chandler Villas L.P. are 100% owned and therefore consolidated into the Partnership.

Basis of Accounting

We maintain our records on the accrual method of accounting for financial reporting and Federal and state tax purposes.

Carrying Value of Real Estate

Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	27.5 to 35 years
Furniture, fixtures and equipment	3 to 7 years

We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, we estimate the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset’s fair value.

Use of Estimates

In the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we have made estimates and assumptions that affect the following:

•	reported amounts of assets and liabilities at the date of the financial statements;
•	disclosure of contingent assets and liabilities at the date of the financial statements; and
•	reported amounts of revenues and expenses during the reporting period.

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

Impound Accounts

The U.S. Department of Housing and Urban Development (“HUD”) insures the financing on certain of our properties. HUD requires lender to hold certain of our funds in impound accounts for payment of property taxes, insurance and future property improvements (replacement reserves) on these properties. We include these impound accounts in other assets.

Collateral Deposits

We were required by the lender to put $2.0 million dollars in a collateral deposit account held by the lender as part of the agreement to extend the maturity date, increase the debt and change the interest rate on one of our notes. We also include this collateral deposit in other assets.

Loan Fees

We amortize loan fees using the effective interest method over the term of the respective note payable.

Rental Income

Rent agreements with tenants are on a month-to-month basis. We apply advance deposits to the first month’s rent. Revenue is recognized in the month earned for rent and assisted living services.

Advertising Costs

We expense all advertising costs as they are incurred.

Net Income (Loss) Per Limited Partner Unit

Net income (loss) per limited partner unit was based on the weighted average number of limited partner units outstanding of 18,666 at March 31, 2002 and March 31, 2001.

New Accounting Pronouncements

The Partnership adopted SFAS No. 141 “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets”, SFAS No. 143 “Accounting for Asset Retirement Obligations”, and SFAS 144 “Accounting for the Impairment and Disposal of Long Lived Assets” on January 1, 2002. The adoption of SFAS Nos. 141, 142, 143, and 144 did not have a material effect on the Partnership’s financial position, results of operations, or cash flows.

(2)    TRANSACTIONS WITH AFFILIATES

We have an agreement with ARV Assisted Living, Inc. (“ARV”), our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $85,000 and $86,000, for the three-month periods ended March 31, 2002 and 2001, respectively. Additionally, we pay ARV a partnership management fee of 10 percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $15,000 and $38,000 for the three-month periods ended March 31, 2002 and 2001, respectively.

(3)    NOTE PAYABLE:

At March 31, 2002 and December 31, 2001, notes payable to banks and others included the following (in thousands):

	March 31, 2002	December 31, 2001
Note payable, bearing interest at 8.50% and 9.15% at March 31, 2002 and December 31, 2001, respectively; monthly principal and interest payment of $96 and $69 for 2002 and 2001, respectively. Due July 2003. Collateralized as described below.	$11,959	$7,979

Note payable, bearing interest at 8.06%, monthly principal and interest payment of $41. Due February 2036. Collateralized by Chandler Villas.	5,749	5,757

Total notes payable	$17,708	$13,736

The annual principal payments of notes payable as of March 31, 2002 are as follows (in thousands):

For twelve months ended March 31,
2003	$179
2004	11,849
2005	40
2006	43
2007	47
Thereafter	5,550

$17,708

On January 9, 2001 we refinanced one of the two ALCs with a thirty-five year HUD insured loan, bearing interest at 8.06% per annum. The prior debt was extinguished, resulting in an extraordinary loss due to the remaining costs, which were written off at the time of the refinancing. With respect to the loan on the other ALC, on February 1, 2002, the lender agreed to increase the principal sum of the loan to $11,980,000, the maturity date was extended to July 1, 2003 and the interest rate was changed to 8.50% per annum. As a condition to the extension, the principal increase and the rate change, the lender required a $2.0 million cash collateral deposit, our Managing General Partner to guaranty $1.0 million of the loan, and an additional security of (i) a pledge of partnership interests of ARVPIII, and (ii) a pledge of partnership interests of San Gabriel Retirement Villa, a California Limited Partnership (“SGRV”).

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three months ended
	March 31, 2002	March 31, 2001	Increase/(decrease)
	(Dollars in Millions)
Revenues:
Rent	$1.53	$1.51	1.3%
Assisted living	0.16	0.18	(11.1)%
Interest and other revenue	0.05	0.08	(37.5)%

Total revenue	1.74	1.77	(1.7)%

Costs and expenses:
Community property operations	0.89	0.89	0.0%
Assisted living	0.14	0.13	7.7%
General and administrative	0.06	0.09	(33.3)%
Depreciation and amortization	0.18	0.20	(10.0)%
Property taxes	0.05	0.05	0.0%
Interest	0.34	0.30	13.3%

Total costs and expenses	1.66	1.66	0.00%

Operating income	0.08	0.11	(27.3)%
Extraordinary loss from extinguishment of debt	—	(0.06)	(100.0)%

Net income	$0.08	$0.05	60.0%

The increase in assisted living community rental revenue of $0.02 million from $1.51 million for three-month period ended March 31, 2001 to $1.53 million for three-month period ended March 31, 2002, or 1.3%, is primarily attributable to:

•	an increase in average rental rate per occupied unit to $2,017 for the three-month period ended March 31, 2002 as compared with $1,783 for the three-month period ended March 31, 2001; offset by
•	a decrease in average occupancy for our assisted living communities from 98.1% for the three-month period ended March 31, 2001 as compared with 88.4% the three-month period ended March 31, 2002.

The decrease in assisted living revenue of $0.02 million from $0.18 million for the three-month period ended March 31, 2001 to $0.16 million for the three-month period ended March 31, 2002, or (11.1)%, is primarily attributable to:

•
a decrease in average number of assisted living residents to 79 residents for the three-month period ended March 31, 2002 as compared with 99 residents for the three-month period ended March 31, 2001; offset somewhat by

•	an increase in the assisted living rate from $606 per month for the three-month period ended March 31, 2001 as compared with $687 per month for the three-months ended March 31, 2002.

The increase in community property operations and assisted living operating expenses of $0.01 million from $1.02 million for the three-month period ended March 31, 2001 to $1.03 million for the three-month period ended March 31, 2002, or 1.0%, is primarily attributable to the increased salaries of staff and fringe benefits.

The decrease in general and administrative expense of $0.03 million from $0.09 million for the three-month period ended March 31, 2001 to $0.06 million for the three-month period ended March 31, 2002, or (33.3)%, is primarily attributable to:

•	the decrease in partnership administrative fees paid to our affiliate;
•	the decrease in bad debt expense;
•	the decrease in professional fees; offset by
•	an increase in property general liability insurance.

The decrease in depreciation and amortization of $0.02 million from $0.20 million for the three-month period ended March 31, 2001 to $0.18 million for the three-month period ended March 31, 2002, or (10.0)%, is primarily due to:

•	a decrease in amortization of loan fees related to the refinancing in January 2001 of one ALC;
•	a decrease in amortization of loan fees related to the other ALC which was fully amortized in June 2001; offset by
•	the increase in depreciation related to capital improvements on our ALCs.

The increase in interest expense of $0.04 million from $0.30 million for the three-month period ended March 31, 2001 to $0.34 million for the three-month period ended March 31, 2002, or 13.3%, is primarily due to:

•	a higher loan balance resulting from refinancing; offset somewhat by
•	a lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

We expect that cash generated from the operations of our properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions of debt and provide distributions to our partners. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

For the three-month period ended March 31, 2002, net cash provided by operating activities was $0.07 million compared to net cash used in operating activities of $0.02 million for the corresponding period in 2001. The increase was primarily due to:

•	an increase in net income, adjusted by
•	an increase in the net change in amounts payable to affiliates, net; offset by
•	a decrease in the net change in accounts payable and accrued expenses.

During the three-month period ended March 31, 2002, our net cash used in investing activities was $0.09 million compared to cash used in investing activities of $0.08 million for the corresponding period in 2001. The increase was a result of the physical improvements at our two assisted living communities.

During the three-month period ended March 31, 2002, our net cash used in financing activities was $1.8 million compared to cash used in financing activities of $5.5 million for the corresponding period in 2001. The financing activities for the three-months ended March 31, 2002 consist of:

•	distribution of the excess cashed generated from the refinancing,
•	a collateral deposit made related to the amendment on one of our mortgage notes,
•	principal repayments on notes payable, and
•	loan fees paid and an increase in the replenishment reserve; offset by
•	an increase in the principal amount of one of our existing loans.

We estimate that we will incur approximately $346,000 for capital expenditures during 2002 for physical improvements at our two assisted living communities. As of March 31, 2002 we have made approximately $93,000 in capital expenditures. The funds for these improvements should be available from operations.

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

Less than 1% of our total assets and total contract revenues as of and for the periods ended March 31, 2002 and 2001 were denominated in currencies other than the U.S. Dollar; accordingly, we believe that we have no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. We have no foreign currency exchange contracts.

PART II—OTHER INFORMATION

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

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of this Report:

  None

(b)    Reports on Form 8–K

  We did not file any report on Form 8-K for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES III,
A California Limited Partnership,

By the following persons on our behalf.

Date:  May 14, 2002
ARV ASSISTED LIVING, INC., its managing General Partner

By:	/s/ DOUGLAS M. PASQUALE
Douglas M. Pasquale Chief Executive Officer

By:	/s/ ABDO H. KHOURY
Abdo H. Khoury President and Chief Financial Officer