Form 10-Q
period 2002-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 2002-08-12
CIK 853274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The aggregate market value of the voting units held by non-affiliates of the issuer, computed by reference to the price at which units were sold, was $18,666,480 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of units outstanding as of June 30, 2002 was 18,666.

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(A California Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except units)

ASSETS	June 30, 2002	December 31, 2001
Properties, at cost:
Land	$1,549	$1,549
Building and improvements, less accumulated depreciation of $2,859 and $2,822 at June 30, 2002 and December 31, 2001, respectively	9,628	9,811
Furniture, fixtures and equipment, less accumulated depreciation of $911 and $805 at June 30, 2002 and at December 31, 2001, respectively	436	453

Net properties	11,613	11,813
Cash and cash equivalents	897	2,903
Restricted cash	86	85
Loan fees, less accumulated amortization of $39 and $311 at June 30, 2002 and December 31, 2001 respectively	234	146
Collateral deposit	2,000	—
Other assets	969	934

	$15,799	$15,881

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable to banks	$17,660	$13,736
Accounts payable	93	262
Accrued expenses	470	565
Amounts payable to affiliates	64	43
Distributions payable	48	74

Total liabilities	18,335	14,680

Partners’ capital (deficit):
General partners	(2)	(2)
Special Limited Partners	(182)	(142)
Limited partners, 18,666 units outstanding at June 30, 2002 and December 31, 2001	(2,352)	1,345

Total partners’ capital (deficit)	(2,536)	1,201

	$15,799	$15,881

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties III, L.P.
(a California limited partnership)

Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except unit data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Rent	$1,500	$1,514	$3,032	$3,021
Assisted living	143	185	306	365
Interest	11	31	23	73
Other	72	32	108	74

Total revenues	1,726	1,762	3,469	3,533

Costs and expenses:
Community property operations	867	849	1,735	1,719
Assisted living	116	123	252	251
General and administrative	110	71	169	156
Depreciation and amortization	214	211	393	419
Property taxes	46	46	92	93
Advertising	23	10	46	27
Interest	363	308	712	612

Total operating costs and expenses	1,739	1,618	3,399	3,277

Income (loss) from operations before franchise tax expense and extraordinary loss	(13)	144	70	256
Franchise tax expense	4	5	4	5

Income (loss) from operations before extraordinary loss	(17)	139	66	251
Extraordinary loss from extinguishment of debt	—	—	—	(66)

Net income (loss)	$(17)	$139	$66	$185

Income (loss) Per limited partner unit:
Income (loss) from operations before extraordinary loss	$(0.90)	$7.37	$3.50	$13.31
Extraordinary loss	—	—	—	(3.50)

Net income (loss)	$(0.90)	$7.37	$3.50	$9.81

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties III, L.P.
(a California limited partnership)

Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2002	2001
Cash flows from operating activities:
Net income	$66	$185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	393	419
Extraordinary loss from extinguishment of debt	—	66
Change in assets and liabilities:
(Increase) decrease in restricted cash	(1)	85
(Increase) decrease in other assets	(22)	60
Decrease in accounts payable and accrued expenses	(264)	(32)
Increase (decrease) in amounts payable to affiliate, net	21	(219)

Net cash provided by operating activities	193	564

Cash flows from investing activities—Capital expenditures	(158)	(254)

Cash flows from financing activities:
Principal repayments on notes payable to banks	(76)	(5,156)
Borrowing under refinancing	4,000	5,783
Capital expenditure replacement reserve	(13)	(510)
Loan fees paid	(123)	(83)
Mortgage insurance	—	(29)
Collateral deposit under refinancing	(2,000)	—
Distributions paid	(3,829)	(5,673)

Net cash used in financing activities	(2,041)	(5,668)

Net decrease in cash and cash equivalents	(2,006)	(5,358)
Cash and cash equivalents at beginning of period	2,903	8,458

Cash and cash equivalents at end of period	$897	$3,100

Supplemental schedule of cash flow information—Cash paid during the period for interest	$678	$654

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties III, L.P.
(a California limited partnership)

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2002

(1)    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of American Retirement Villas Properties III, L.P. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.

The condensed consolidated financial statements include all normal and recurring adjustments that the Partnership considers necessary for the fair presentation of the partnership’s financial position and operating results. These are condensed consolidated financial statements. To obtain a more detailed understanding of our results, one should also read the condensed consolidated financial statements and notes in the partnership’s Form 10-K for 2001, which is on file with the SEC.

The results of operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements are not necessarily an indication of the results for the full year.

Principles of Consolidation

The condensed consolidated financial statements of American Retirement Villas Properties III, L.P. (the “Partnership” or “ARVPIII”) include the accounts of the Partnership, Retirement Inns III, LLC and ARV Chandler Villas, L.P. The Retirement Inns III, LLC and ARV Chandler Villas L.P. all of which are 100% owned and therefore consolidated into the Partnership.

Basis of Accounting

The Partnership maintains the records on the accrual method of accounting for financial reporting and Federal and state tax purposes.

Carrying Value of Real Estate

Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	27.5 to 35 years
Furniture, fixtures and equipment	3 to 7 years

The Partnership reviews the long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Partnership estimates the future cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset’s fair value.

Use of Estimates

In the preparation of the partnership’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management has made estimates and assumptions that affect the following:

•	reported amounts of assets and liabilities at the date of the financial statements;

•	disclosure of contingent assets and liabilities at the date of the financial statements; and

•	reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash balances, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Capital Expenditures

The Partnership capitalizes all assets obtained by purchase, trade or capital lease that have a useful life of more than one year and costs exceeding $500, or a group of similar assets purchased together where the total purchase price exceeds $1,000 and the cost of each asset exceeds $50. Improvements or additions to existing assets are also capital expenditures when they extend the useful life of the assets beyond their original life. Repair expenditures are expensed as incurred.

Impound Accounts

Our lenders hold certain of the partnership’s funds in impound accounts for payment of property taxes, insurance premiums and future property improvements (replacement reserves) on these properties. The Partnership includes these impound accounts in other assets.

Collateral Deposits

The Partnership was required by the lender to deposit $2.0 million dollars into a collateral deposit account held by the lender as part of the modification agreement to extend the maturity date, increase the debt and change the interest rate on one of the partnership’s loans.

Loan Fees

The Partnership amortizes loan fees using the effective interest method over the term of the respective notes payable, with the expense records in amortization expense.

General Insurance Liability

The Partnership utilizes third-party insurance for losses and liabilities associated with general and professional liability claims subject to established deductible levels on a per occurrence basis. Losses up to these deductible levels are accrued based upon the partnership’s estimates of the aggregate liability for claims incurred based on the partnership’s experience.

Revenue Recognition

ARVPIII enters into residency agreements with residents on a month-to-month basis. ARVPIII applies advance deposits to the first month’s rent. Revenue is recognized in the month earned for rent and assisted living services.

Advertising Costs

The Partnership expenses all advertising costs as they are incurred.

Net Income (Loss) Per Limited Partner Unit

Net income (loss) per limited partner unit was based on the weighted-average number of limited partner units outstanding of 18,666 for the three and six months ended June 30, 2002 and June 30, 2001.

New Accounting Pronouncements

The Partnership adopted SFAS No. 141 “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets”, SFAS No. 143 “Accounting for Asset Retirement Obligations”, and SFAS No. 144 “Accounting for the Impairment and Disposal of Long Lived Assets” on January 1, 2002. The adoption of SFAS Nos. 141, 142, 143, and 144 did not have a material effect on the partnership’s financial position, results of operations, or cash flows.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The only impact we expect of adopting SFAS No. 145 is the reclassification of prior year extraordinary losses to interest expense and income taxes.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 is required to be applied prospectively after the adoption date, the Partnership cannot determine the potential effects that adoption of SFAS No. 146 will have on the partnership’s consolidated financial statements.

(2)    TRANSACTIONS WITH AFFILIATES

The Partnership has an agreement with ARV Assisted Living, Inc. (“ARV”), the partnership’s Managing General Partner, providing for a property management fee of five percent of gross revenues. These payments amounted to $168,000 and $173,000 for the six-month period and $83,000 and $86,000, for the three-month period ended June 30, 2002 and 2001, respectively. Additionally, the Partnership pays ARV a partnership management fee of 10 percent of cash flow before distributions, as provided for in the Partnership Agreement. These payments amounted to $28,000 and $58,000 for the six-month period and $13,000 and $19,000 for the three-month period ended June 30, 2002 and 2001, respectively.

(3)    NOTES PAYABLE:

At June 30, 2002 and December 31, 2001, notes payable to banks included the following (in thousands):

	June 30, 2002	December 31, 2001
Note payable, bearing interest at 8.50% and 9.15% at June 30, 2002 and December 31, 2001, respectively; monthly principal and interest payment of $96 and $69 for 2002 and 2001, respectively. Due July 2003. Collateralized by an ALC and as described below.	$11,919	$7,979

Note payable, bearing interest at 8.06%, monthly principal and interest payment of $41. Due February 2036. Collateralized by an ALC.	5,741	5,757

Total notes payable	$17,660	$13,736

The annual principal payments of notes payable as of June 30, 2002 are as follows (in thousands):

For twelve months ended June 30,
2003	$184
2004	11,807
2005	40
2006	44
2007	47
Thereafter	5,538

$17,660

On January 9, 2001 ARVPIII refinanced one of the two ALCs with a thirty-five year HUD insured loan, bearing interest at 8.06% per annum. The prior debt was extinguished, resulting in an extraordinary loss due to the remaining costs, which were written off at the time of the refinancing. With respect to the loan on the other ALC, on February 1, 2002, the lender agreed to increase the principal sum of the loan to $11,980,000, the maturity date was extended to July 1, 2003 and the interest rate was changed to 8.50% per annum. As a condition to the extension, the principal increase and the rate change, the lender required a $2.0 million cash collateral deposit, and the partnership’s Managing General Partner to guaranty $1.0 million of the loan, which was secured in part by (i) a pledge of partnership interests in ARVPIII, and (ii) a pledge of partnership interests in San Gabriel Retirement Villa, a California Limited Partnership (“SGRV”).

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth a comparison of the six months ended June 30, 2002 and the six months ended June 30, 2001. The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

	For The Six Months Ended
(DOLLARS IN MILLIONS)	June 30, 2002	June 30, 2001	Increase/ (decrease)
Revenues:
Rent	$3.03	$3.02	0.4%
Assisted living	0.31	0.36	(16.2)%
Interest and other revenue	0.13	0.15	(10.9)%

Total revenue	3.47	3.53	(1.8)%

Costs and expenses:
Community property operations	1.78	1.74	2.0%
Assisted living	0.25	0.25	0.4%
General and administrative	0.17	0.16	8.3%
Depreciation and amortization	0.40	0.42	(6.2)%
Property taxes	0.09	0.09	(1.1)%
Interest	0.71	0.61	16.3%

Total costs and expenses	3.40	3.27	3.7%

Income before taxes and extraordinary loss	0.07	0.26	(72.7)%

The increase in assisted living community rental revenue of $0.01 million from $3.02 million for the six-month period ended June 30, 2001 to $3.03 million for six-month period ended June 30, 2002, or 0.4%, is primarily attributable to:

•	an increase in the average rental rate per occupied unit to $2,030 for the six-month period ended June 30, 2002 as compared with $1,801 for the six-month period ended June 30, 2001; offset by
•	a decrease in the average occupancy for our assisted living communities from 97.4% for the six-month period ended June 30, 2001 as compared with 86.9% for the six-month period ended June 30, 2002.

The decrease in assisted living revenue of $0.05 million from $0.36 million for the six-month period ended June 30, 2001 to $0.31 million for the six-month period ended June 30, 2002, or (16.2)%, is primarily attributable to:

•
a decrease in the average number of assisted living residents to 75 residents for the six-month period ended June 30, 2002 as compared with 98 residents for the six-month period ended June 30, 2001; offset in part by

•	an increase in the assisted living rate from $620 per month for the six-month period ended June 30, 2001 as compared with $681 per month for the six-month period ended June 30, 2002.

The increase in community property operations and assisted living operating expenses of $0.04 million from $1.99 million for the six-month period ended June 30, 2001 to $2.03 million for the six-month period ended June 30, 2002, or 2.0%, is primarily attributable to:

•	the increased salaries of staff and fringe benefits;
•	an increase in worker’s compensation insurance;
•	the increase in advertising and marketing expenses; and
•	the increase in utilities and auto rental; offset by
•	the decrease in variable expenses as result of the decrease in occupancy.

The increase in general and administrative expense of $0.01 million from $0.16 million for the six-month period ended June 30, 2001 to $0.17 million for the six-month period ended June 30, 2002, or 8.3%, is primarily attributable to:

•	an increase in property general liability insurance premiums; and
•	the increase in professional fees and accounting fees; offset by
•	the decrease in partnership administrative fees paid to our affiliate; and
•	a decrease in bad debt expense.

The decrease in depreciation and amortization of $0.03 million from $0.42 million for the six-month period ended June 30, 2001 to $0.39 million for the six-month period ended June 30, 2002, or (6.2)%, is primarily due to:

•	a decrease in amortization of loan fees; offset by
•	the increase in depreciation related to capital improvements of our ALCs.

The increase in interest expense of $0.10 million from $0.61 million for the six-month period ended June 30, 2001 to $0.71 million for the six-month period ended June 30, 2002, or 16.3%, is primarily due to:

•	a higher loan balance resulting from refinancing; offset in part by
•	a lower interest rate.

The following table sets forth a comparison of the three months ended June 30, 2002 (the “2002 Quarter”) and the three months ended June 30, 2001 (the “2001 Quarter”). The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

	For The Three Months Ended
(DOLLARS IN MILLIONS)	June 30, 2002	June 30, 2001	Increase/ (decrease)
Revenues:
Rent	$1.50	$1.51	(0.9)%
Assisted living	0.15	0.18	(22.7)%
Interest and other revenue	0.08	0.07	31.7%

Total revenue	1.73	1.76	(2.0)%

Costs and expenses:
Community property operations	0.89	0.86	3.6%
Assisted living	0.11	0.12	(5.7)%
General and administrative	0.11	0.07	54.9%
Depreciation and amortization	0.21	0.21	1.4%
Property taxes	0.05	0.05	(0.0)%
Interest	0.37	0.31	17.9%

Total costs and expenses	1.74	1.62	7.5%

Income (loss) before taxes and extraordinary loss	$(0.01)	$0.14	(109.0)%

The decrease in assisted living community rental revenue of $0.01 million from $1.51 million for the three-month period ended June 30, 2001 to $1.50 million for the three-month period ended June 30, 2002, or (0.9)%, is primarily attributable to:

•
a decrease in the average occupancy for our assisted living communities to 85.5% for the three-month period ended June 30, 2002 as compared with 96.8% for the three-month period ended June 30, 2001; offset by

•	an increase in the average rental rate per occupied unit to $2,045 for the three-month period ended June 30, 2002 as compared with $1,817 for the three-month period ended June 30, 2001.

The decrease in assisted living revenue of $0.03 million from $0.18 million for the three-month period ended June 30, 2001 to $0.15 million for the three-month period ended June 30, 2002, or (22.7)%, is primarily attributable to:

•
a decrease in the average number of assisted living residents to 71 residents for the three-month period ended June 30, 2002 as compared with 98 residents for the three-month period ended June 30, 2001; offset by

•	an increase in the assisted living rate from $626 per month for the three-month period ended June 30, 2001 compared to $674 per month for the three-months ended June 30, 2002.

The increase in community property operations and assisted living operating expenses of $0.02 million from $0.98 million for the three-month period ended June 30, 2001 to $1.00 million for the three-month period ended June 30, 2002, or 2.0%, is primarily attributable to:

•	the increased salaries of staff and fringe benefits;
•	an increase in worker’s compensation insurance;
•	the increase in advertising and marketing expenses; and
•	the increase in utilities and auto rental; offset by
•	the decrease in variable expenses as result of the decrease in occupancy.

The increase in general and administrative expense of $0.04 million from $0.07 million for the three-month period ended June 30, 2001 to $0.11 million for the three-month period ended June 30, 2002, or 54.9%, is primarily attributable to:

•	the increase in property general liability insurance premiums; and
•	the increase in professional fees and accounting fees; offset by
•	the decrease in partnership administrative fees paid to our affiliate.

The increase in interest expense of $0.06 million from $0.31 million for the three-month period ended June 30, 2001 to $0.37 million for the three-month period ended June 30, 2002, or 17.9%, is primarily due to:

•	a higher loan balance resulting from refinancing; offset in part by
•	a lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

We expect that cash generated from the operations of our properties will be adequate to pay operating expenses, make necessary capital improvements, make required principal reductions of debt and provide distributions to our partners. On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

For the six-month period ended June 30, 2002, net cash provided by operating activities was $0.19 million compared to $0.56 million for the corresponding period in 2001. The decrease was primarily due to:

•	a decrease in net income; adjusted by
•	an increase in the net change in amounts payable to affiliates, net; offset by
•	an increase in the net change in other assets; and
•	a decrease in the net change in accounts payable and accrued expenses.

During the six-month period ended June 30, 2002, our net cash used in investing activities was $0.16 million compared to cash used in investing activities of $0.25 million for the corresponding period in 2001. In 2001, there was a large capital improvement made on one of our ALCs as part of the requirement of the refinancing.

During the six-month period ended June 30, 2002, our net cash used in financing activities was $2.04 million compared to cash used in financing activities of $5.67 million for the corresponding period in 2001. The financing activities for the six-month period ended June 30, 2002 consist of:

•	distribution of the excess cash generated from the refinancing;
•	a collateral deposit made related to the amendment on one of our mortgage notes;
•	principal repayments on notes payable; and
•	loan fees paid and an increase in the capital expenditure replacement reserve; offset by
•	an increase in the principal amount of one of our existing loans.

We estimate that we will incur approximately $346,000 for capital expenditures during 2002 for physical improvements at our two assisted living communities. As of June 30, 2002 we have made approximately $158,000 in capital expenditures. The funds for these improvements should be available from operations and existing reserve funds.

In order to protect itself against lawsuits and claims relating to general and professional liability, we currently maintain third party insurance policies in amounts and covering risks that are consistent with industry practice. Under the terms of such insurance policies, our coverage is provided subject to varying deductible levels and liability amounts. As the results of poor industry loss experience, a number of insurance carriers have stopped providing insurance coverage to the assisted living industry, and those remaining have drastically increased premiums and deductible amounts. Consistent with this trend, our general liability coverage is subject to significant deductible levels on a per occurrence basis, for the nine months ended December 31, 2001 and the three months ended March 31, 2002. For the three months ended June 30, 2002, our general liability deductible per occurrence has again been materially increased. Losses up to these deductible levels are accrued based upon our estimates of the aggregate liability for claims incurred based on our experience. As the result of these continuing increases in both deductible amounts and premiums, there can be no assurance that we will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

IMPACT OF INFLATION AND CHANGING PRICES

To date, inflation has not had a significant impact on the Partnership. Inflation could, however, affect our future revenues and operating income due to our dependence on the senior resident population, most of who rely on relatively fixed incomes to pay for our services. The monthly charges for the resident’s unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. We typically do not rely to a significant extent on governmental reimbursement programs. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.

FORWARD-LOOKING STATEMENTS

A number of matters and subject areas discussed in this report, that are not historical or contain current facts, deal with potential future circumstances, operations, and prospects. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charge without adversely affecting the occupancy level; our ability to control community operation expenses without adversely affecting the occupancy level and the level of resident charges; the ability of our operations to generate cash flow sufficient to service our debt, capital expenditures and other fixed payment requirements; our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future results to differ from our current expectations regarding the matters or subject areas discussed in this report. These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks related to fluctuations in the interest rates on the partnership’s fixed rate notes payable. With respect to the partnership’s fixed rate notes payable, changes in the interest rates affect the fair value of the notes payable, but not the partnership’s earnings or cash flows. The Partnership does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until the earlier of maturity and any required refinancing of such debt. The Partnership does not currently have any variable interest rate debt and, therefore, is not subject to interest rate risk associated with variable interest rate debt. Currently, the Partnership does not utilize interest rate swap or exchange agreements and, therefore, is not subjected to interest rate risk associated with interest rate swaps.

None of the partnership’s total assets and total contract revenues as of and for the periods ended June 30, 2002 and 2001 were denominated in currencies other than the U.S. Dollar; accordingly, the Partnership believes that ARVPIII has no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. The Partnership has no foreign currency exchange contracts.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

The Partnership is from time to time subject to ordinary routine legal proceedings that arise in the normal course of business. While the Partnership cannot predict the results with certainty, the Partnership does not believe that any liability from any such lawsuits or other matters will have a material effect on the partnership’s financial position, results of operations, or liquidity.

Item 2.    Changes in Securities and Use of Preceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)	The following documents are filed as a part of this Report:

10.17	Second Amendment to Multifamily Note between Retirement Inns III, LLC and Red Mortgage Capital, Inc.

10.18	Second Amendment to Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between Retirement Inns III, LLC and Red Mortgage Capital, Inc.

10.19	Master Modification Agreement between Retirement Inns III, LLC and Red Mortgage Capital, Inc.

10.20	Guaranty Agreement between Retirement Inns III, LLC and Red Mortgage Capital, Inc.

10.21	Cash Collateral Pledge Agreement between Retirement Inns III, LLC and Red Mortgage Capital, Inc.

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P. A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.

Date: August 9, 2002

ARV ASSISTED LIVING, INC., its Managing General Partner

By:	/s/ DOUGLAS M. PASQUALE
Douglas M. Pasquale Chief Executive Officer

By:	/s/ ABDO H. KHOURY
Abdo H. Khoury President and Chief Financial Officer