Form 10-Q
period 2002-09-30
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 2002-11-14
CIK 853274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          The aggregate market value of the voting units held by non-affiliates of the issuer, computed by reference to the price at which units were sold, was $18,666,480 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of units outstanding as of October 31, 2002 was 18,666.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(A California Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except units)

	September 30, 2002	December 31, 2001

ASSETS
Properties, at cost:
Land	$1,549	$1,549
Building and improvements, less accumulated depreciation of $2,973 and $2,822 at September 30, 2002 and December 31, 2001, respectively	9,548	9,811
Furniture, fixtures and equipment, less accumulated depreciation of $964 and $805 at September 30, 2002 and at December 31, 2001, respectively	391	453

Net properties	11,488	11,813
Cash and cash equivalents	1,451	2,903
Restricted cash	87	85
Loan fees, less accumulated amortization of $65 and $311 at September 30, 2002 and December 31, 2001 respectively	247	146
Collateral deposit	2,000	—
Other assets	553	934

	$15,826	$15,881

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Notes payable to banks	$17,615	$13,736
Accounts payable	121	262
Accrued expenses	507	565
Amounts payable to affiliates	48	43
Distributions payable	48	74

Total liabilities	18,339	14,680

Partners’ capital (deficit):
General partner	(2)	(2)
Special Limited Partners	(182)	(142)
Limited partners, 18,666 units outstanding	(2,329)	1,345

Total partners’ capital (deficit)	(2,513)	1,201

	$15,826	$15,881

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties III, L.P.
(a California limited partnership)
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except unit data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Rent	$1,517	$1,523	$4,549	$4,544
Assisted living	135	186	441	551
Interest	16	26	39	99
Other	47	40	155	114

Total revenues	1,715	1,775	5,184	5,308

Costs and expenses:
Community property operations	850	905	2,577	2,624
Assisted living	102	145	354	396
General and administrative	89	81	258	237
Depreciation and amortization	207	175	600	594
Property taxes	48	47	140	140
Advertising	15	23	69	50
Interest	377	307	1,089	919

Total operating costs and expenses	1,688	1,683	5,087	4,960

Income from operations before costs of sale of property, franchise tax expense and extraordinary loss	27	92	97	348
Costs of sale of property	—	(65)	—	(65)

Income from operations before franchise tax expense and extraordinary loss	27	27	97	283
Franchise tax expense	(4)	(3)	(8)	(8)

Income from operations before extraordinary loss	23	24	89	275
Extraordinary loss from extinguishment of debt	—	—	—	(66)

Net income	$23	$24	$89	$209

Income per limited partner unit:
Income from operations before extraordinary loss	$1.22	$1.27	$4.72	$14.58
Extraordinary loss	—	—	—	(3.50)

Net income	$1.22	$1.27	$4.72	$11.08

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties III, L.P.
(a California limited partnership)
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	For The Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$89	$209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	600	594
Extraordinary loss from extinguishment of debt	—	66
Change in assets and liabilities:
(Increase) decrease in restricted cash	(2)	84
Increase in other assets	(14)	(78)
(Decrease) increase in accounts payable and accrued expenses..	(199)	2
Increase (decrease) in amounts payable to affiliates	5	(171)

Net cash provided by operating activities	479	706

Cash flows from investing activities- capital expenditures	(214)	(307)

Cash flows from financing activities:
Principal repayments on notes payable to banks	(121)	(5,189)
Borrowing under refinancing	4,000	5,783
Capital expenditure replacement reserve	395	(482)
Loan fees paid	(162)	(83)
Mortgage insurance	—	(29)
Collateral deposit under refinancing	(2,000)	—
Distributions paid	(3,829)	(5,922)

Net cash used in financing activities	(1,717)	(5,922)

Net decrease in cash and cash equivalents	(1,452)	(5,523)
Cash and cash equivalents at beginning of period	2,903	8,458

Cash and cash equivalents at end of period	$1,451	$2,935

Supplemental schedule of cash flow information - cash paid during the period for interest	$1,046	$942

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties III, L.P.
(a California limited partnership)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2002

(1)  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying condensed consolidated financial statements of American Retirement Villas Properties III, L.P. are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.

          The condensed consolidated financial statements include all normal and recurring adjustments that the Partnership considers necessary for the fair presentation of the Partnership’s financial position and operating results.  To obtain a more detailed understanding of our results, one should also read the consolidated financial statements and notes in the Partnership’s Form 10-K for the fiscal year ended December 31, 2001, which is on file with the SEC.

          The results of operations can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements are not necessarily an indication of the results for the full year.

Principles of Consolidation

          The condensed consolidated financial statements of American Retirement Villas Properties III, L.P. (the “Partnership” or “ARVPIII”) include the accounts of the Partnership, Retirement Inns III, LLC and ARV Chandler Villas, L.P..  Retirement Inns III, LLC and ARV Chandler Villas L.P. which are 100% owned by the Partnership.

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

Cash and Cash Equivalents

          For purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Impound Accounts

          The lender holds certain of the Partnership funds in impound accounts for payment of property taxes, insurance premiums and future property improvements (replacement reserves) on these properties.  The Partnership includes these impound accounts in other assets.

Collateral Deposit

          The Partnership was required by the lender to deposit $2.0 million dollars into a collateral deposit account held by the lender as part of the modification agreement to extend the maturity date, increase the debt and change the interest rate on one of the Partnership’s loans.

Loan Fees

          The Partnership amortizes loan fees using the effective interest method over the term of the respective notes payable, with the expense recorded in amortization expense.

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

Reclassification

          The Partnership has reclassified certain prior period amounts to conform to the September 30, 2002 presentation.

Advertising Costs

          The Partnership expenses all advertising costs as they are incurred.

Net Income Per Limited Partner Unit

          Net income per limited partner unit was based on the weighted-average number of limited partner units outstanding of 18,666 for the three and nine months ended September 30, 2002 and September 30, 2001.

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

          In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No 13, and Technical Corrections.”  SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged.  The only impact we expect of adopting SFAS No. 145 is the reclassification of prior year extraordinary losses to interest expense.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, the Partnership cannot determine the potential effects that adoption of SFAS No. 146 will have on the Partnership’s condensed consolidated financial statements.

(2)  TRANSACTIONS WITH AFFILIATES

          The Partnership has an agreement with ARV Assisted Living, Inc. (“ARV”), the Partnership’s Managing General Partner, providing for a property management fee of five percent of gross revenues.  These payments amounted to $253,000 and $260,000 for the nine-month period and $85,000 and $87,000, for the three-month period ended September 30, 2002 and 2001, respectively.  Additionally, the Partnership pays ARV a partnership management fee of 10 percent of cash flow before distributions, as provided for in the Partnership Agreement. These payments amounted to $44,000 and $80,000 for the nine-month period and $16,000 and $23,000 for the three-month period ended September 30, 2002 and 2001, respectively.

(3)  NOTES PAYABLE:

          At September 30, 2002 and December 31, 2001, notes payable to banks included the following (in thousands):

	September 30, 2002	December 31, 2001

Note payable, bearing interest at 8.50% and 9.15% at September 30, 2002 and December 31, 2001, respectively; monthly principal and interest payment of $96 and $69 for 2002 and 2001, respectively; due January 2004; collateralized by an assisted living community (“ALC”) as described below.	$11,882	$7,979
Note payable, bearing interest at 8.06%, monthly principal and interest payment of $41; due February 2036; collateralized by an ALC.	5,733	5,757

Total notes payable	$17,615	$13,736

          The annual principal payments of notes payable as of September 30, 2002 are as follows (in thousands):

For twelve months ending September 30,
2003	$188
2004	11,768
2005	41
2006	45
2007	48
Thereafter	5,525

$17,615

          On January 9, 2001 ARVPIII refinanced one of the two ALCs with a thirty-five year HUD insured loan, bearing interest at 8.06%. The prior debt was extinguished, resulting in an extraordinary loss due to the remaining costs, which were written off at the time of the refinancing.  With respect to the loan on the other ALC, on February 1, 2002, the lender agreed to increase the principal sum of the loan to $11,980,000, the maturity date was extended to July 1, 2003 and the interest rate was changed to 8.50% per annum.  As a condition to the extension, the principal increase and the rate change, the lender required a $2.0 million cash collateral deposit, and the Partnership’s Managing General Partner to guaranty $1.0 million of the loan, which was secured in part by (i) a pledge of partnership interests in ARVPIII, and  (ii) a pledge of partnership interests in San Gabriel Retirement Villa, a California Limited Partnership (“SGRV”). On September 20, 2002, the lender agreed to further extend the maturity date of the loan to January 1, 2004.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          On September 23, 2002 ARV Assisted Living, Inc., the Partnership’s Managing General Partner (“ARV”) received an unsolicited letter from Prometheus Assisted Living, L.L.C. (“Prometheus”), an affiliate of Lazard Freres & Co. LLC, in which Prometheus stated that it has decided to propose a transaction to acquire for cash all of the outstanding shares of common stock of ARV not currently owned by Prometheus or its affiliates.  Prometheus stated that it expects the price to be in the range of $3.25 to $3.60 per share in cash, subject to completion of confirmatory due diligence and negotiation of the terms of a mutually acceptable merger agreement.  Prometheus further stated that following the completion of the transaction it intends to combine ARV with Atria, Inc. and Kapson Senior Quarters Corp. (also assisted living companies), subject to receipt of all necessary approvals and consents, but that its proposed acquisition of the remaining shares of ARV is not dependent on any subsequent transaction with Atria or Kapson.  Prometheus also stated that it is not interested in selling its shares in ARV.

          Prometheus currently owns approximately 43.5 percent of the outstanding shares of ARV, and owns warrants which, if exercised, would result in ownership of approximately 47.8 percent of the outstanding shares of ARV. Pursuant to the terms of certain agreements, Prometheus’ ability to purchase shares and engage in other transactions with ARV is subject to certain restrictions. The ARV’s board of directors has formed a special committee, consisting of two independent directors, to evaluate Prometheus’ proposal and to consider options that may be available to ARV.  Cohen & Steers Capital Advisors LLC has been engaged to provide financial advice in connection with the Prometheus’ proposal.

          On October 28, 2002 ARV announced that it has received two unsolicited letters from third parties indicating interest in a transaction involving the outstanding shares of common stock of ARV.  Both potential bidders are proposing alternative transactions to that proposed by Prometheus, on terms that the letters suggest could be more favorable to the ARV’s stockholders.  No firm offers have been received and no assurances can be given that such expressions of interest will lead to formal offers.  ARV has entered into standard confidentiality agreements to permit the potential bidders to conduct further due diligence as requested. There is no assurance that any definitive proposal will be forthcoming or that any definitive transaction will ultimately occur.

RESULTS OF OPERATIONS

          The following table sets forth a comparison of the nine months ended September 30, 2002 and the nine months ended September 30, 2001. The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

	For The Nine Months Ended

(DOLLARS IN MILLIONS) (Unaudited)	September 30, 2002	September 30, 2001	Increase/ (decrease)

Revenues:
Rent	$4.55	$4.55	0.1%
Assisted living	0.44	0.55	(20.0)%
Interest and other revenue	0.19	0.21	(8.9)%

Total revenue	5.18	5.31	(2.3)%

Costs and expenses:
Community property operations	2.65	2.67	(1.0)%
Assisted living	0.35	0.40	(10.6)%
General and administrative	0.26	0.24	8.9%
Depreciation and amortization	0.60	0.59	1.0%
Property taxes	0.14	0.14	0.0%
Interest	1.09	0.92	18.5%

Total costs and expenses	5.09	4.96	2.6%

Income before costs of sales of property, franchise taxes and extraordinary loss	0.09	0.35	(72.1)%

          The rental revenue remained relatively constant for the nine-month period ended September 30, 2001 and for nine-month period ended September 30, 2002.

          The decrease in assisted living revenue of $0.11 million from $0.55 million for the nine-month period ended September 30, 2001 to $0.44 million for the nine-month period ended September 30, 2002, or (20.0)%, is primarily attributable to:

•

a decrease in the average number of assisted living residents to 72 residents for the nine-month period ended September 30, 2002 as compared with 97 residents for the nine-month period ended September 30, 2001; partially offset by

•	an increase in the average assisted living rate from $636 per month for the nine-month period ended September 30, 2001 to $682 per month for the nine-month period ended September 30, 2002.

          The decrease in interest and other revenue of $0.02 million from $0.21 million for the nine-month period ended September 30, 2001 to $0.19 million for the nine-month period ended September 30, 2002, or (8.9)%, is primarily attributable to:

•	a decrease in cash and cash equivalents;
•	lower interest rates; and
•	a decrease in ancillary charges and processing fees relating to the decrease in the number of move-ins.

          The decrease in community property operations and assisted living operating expenses of $0.07 million from $3.07 million for the nine-month period ended September 30, 2001 to $3.00 million for the nine-month period ended September 30, 2002, or (2.3)%, is primarily attributable to:

•	the decrease in variable expenses as a result of the decrease in occupancy;
•	the decrease in assisted living expenses as result of the decrease in assisted living residents; partially offset by
•	an increase in worker’s compensation insurance;
•	the increase in advertising and marketing expenses; and
•	the increase in utilities and rental and leases.

          The increase in general and administrative expenses of $0.02 million from $0.24 million for the nine-month period ended September 30, 2001 to $0.26 million for the nine-month period ended September 30, 2002, or 8.9%, is primarily attributable to:

•	an increase in general liability insurance expense; and
•	the increase in professional fees and accounting fees; partially offset by
•	the decrease in partnership administrative fees paid to our affiliate.

          The increase in interest expense of $0.17 million from $0.92 million for the nine-month period ended September 30, 2001 to $1.09 million for the nine-month period ended September 30, 2002, or 18.5%, is primarily due to:

•	a higher loan balance resulting from the refinancing; partially offset by
•	a lower interest rate.

          The following table sets forth a comparison of the three months ended September 30, 2002 (the “2002 Quarter”) and the three months ended September 30, 2001 (the “2001 Quarter”). The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

	For The Three Months Ended

(DOLLARS IN MILLIONS) (Unaudited)	September 30, 2002	September 30, 2001	Increase/ (decrease)

Revenues:
Rent	$1.52	$1.52	(0.4)%
Assisted living	0.14	0.19	(27.4)%
Interest and other revenue	0.06	0.07	(4.5)%

Total revenue	1.72	1.78	(3.4)%

Costs and expenses:
Community property operations	0.86	0.93	(6.8)%
Assisted living	0.10	0.14	(29.7)%
General and administrative	0.09	0.08	9.9%
Depreciation and amortization	0.21	0.18	18.3%
Property taxes	0.05	0.05	2.1%
Interest	0.38	0.31	22.8%

Total costs and expenses	1.69	1.69	0.3%

Income before cost of sales of property, franchise taxes and extraordinary loss	$0.03	$0.09	(70.7)%

          The rental revenue remains relatively constant for the three-month period ended September 30, 2001 and for three-month period ended September 30, 2002.

          The decrease in assisted living revenue of $0.05 million from $0.19 million for the three-month period ended September 30, 2001 to $0.14 million for the three-month period ended September 30, 2002, or (27.4)%, is primarily attributable to:

•

a decrease in the average number of assisted living residents to 66 residents for the three-month period ended September 30, 2002 as compared with 93 residents for the three-month period ended September 30, 2001; partially offset by

•	an increase in the average assisted living rate from $669 per month for the three-month period ended September 30, 2001 compared to $682 per month for the three-month period ended September 30, 2002.

          The decrease in community property operations and assisted living operating expenses of $0.11 million from $1.07 million for the three-month period ended September 30, 2001 to $0.96 million for the three-month period ended September 30, 2002, or (9.9)%, is primarily attributable to:

•	the decrease in variable expenses as a result of the decrease in occupancy;
•	the decrease in assisted living expenses as a result of the decrease in assisted living residents; partially offset by
•	the increase in utilities and repair and maintenance.

          The increase in general and administrative expense of  $0.01 million from $0.08 million for the three-month period ended September 30, 2001 to $0.09 million for the three-month period ended September 30, 2002, or 9.9%, is primarily attributable to:

•	the increase in general liability insurance expense; partially offset by
•	the decrease in professional fees; and
•	the decrease in partnership administrative fees paid to our affiliate.

          The increase in depreciation and amortization of $0.03 million from $0.18 million for the three-month period ended September 30, 2001 to $0.21 million for the three-month period ended September 30, 2002, or 18.3%, is primarily due to:

•	the increase in depreciation related to capital improvements of our ALCs; and
•	the increase in amortization of loan fees.

          The increase in interest expense of $0.07 million from $0.31 million for the three-month period ended September 30, 2001 to $0.38 million for the three-month period ended September 30, 2002, or 22.8%, is primarily due to:

•	a higher loan balance resulting from the refinancing; partially offset by
•	a lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

          We expect that cash generated from the operations of our properties will be adequate to pay operating expenses, make necessary capital improvements, and make required principal reductions of debt.  On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.

          For the nine-month period ended September 30, 2002, net cash provided by operating activities was $0.48 million compared to $0.71 million for the corresponding period in 2001.  The decrease was primarily due to:

•	decrease in net income; adjusted by
•	a decrease in the net change in accounts payable and accrued expenses; partially offset by
•	an increase in the net change in amounts payable to affiliates.

          During the nine-month period ended September 30, 2002, our net cash used in investing activities was $0.21 million compared to cash used in investing activities of $0.31 million for the corresponding period in 2001.  In 2001, there was a large capital improvement made on one of our ALCs as part of the requirement of the refinancing.

          During the nine-month period ended September 30, 2002, our net cash used in financing activities was $1.72 million compared to cash used in financing activities of $5.92 million for the corresponding period in 2001.  The financing activities for the nine-month period ended September 30, 2002 consist of:

•	distribution of the excess cash generated from the refinancing;
•	a collateral deposit made related to the amendment on one of our mortgage notes;
•	principal repayments on notes payable; and
•	loan fees paid; offset by
•	a decrease in the capital expenditure replacement reserve; and
•	an increase in the principal amount of one of our existing loans.

          We estimate that we will incur approximately $346,000 for capital expenditures during 2002 for physical improvements at our two assisted living communities. As of September 30, 2002 we have made approximately $214,000 in capital expenditures.  The funds for these improvements should be available from operations and existing reserve funds.

          In order to protect ourself against lawsuits and claims relating to general and professional liability, we currently maintain third party insurance policies in amounts and covering risks that are consistent with industry practice. Under the terms of such insurance policies, our coverage is provided subject to varying deductible levels and liability amounts. As the results of poor industry loss experience, a number of insurance carriers have stopped providing insurance coverage to the assisted living industry, and those remaining have drastically increased premiums and deductible amounts. Consistent with this trend, our general liability coverage is subject to significant deductible levels on a per occurrence basis for the nine months ended December 31, 2001 and the three months ended March 31, 2002. For the six months ended September 30, 2002, our general liability deductible per occurrence has again been materially increased.  Losses up to these deductible levels are accrued based upon our estimates of the aggregate liability for claims incurred based on our experience. As the result of these continuing increases in both deductible amounts and premiums, there can be no assurance that we will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

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

FORWARD-LOOKING STATEMENTS

          A number of matters and subject areas discussed in this report, that are not historical or contain current facts, deal with potential future circumstances, operations, and prospects.  The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charge without adversely affecting the occupancy level; our ability to control community operation expenses without adversely affecting the occupancy level and the level of resident charges; the ability of our operations to generate cash flow sufficient to service our debt, capital expenditures and other fixed payment requirements; and our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations.  We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future results to differ from our current expectations regarding the matters or subject areas discussed in this report.  These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

ITEM 3. QUANATITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

          American Retirement Villas Properties III L.P.’s Managing General Partner, including the Chief Executive Officer and Chief Financial Officer of ARV Assisted Living, Inc., have conducted an evaluation of the effectiveness of our design and operation of disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

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
          None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

10.22	Third Amendment to Multifamily Note between Retirement Inns III, LLC and Red Mortgage Capital, Inc.

10.23	Second Master Modification Agreement between Retirement Inns III, LLC, ARV Assisted Living, Inc. and Red Mortgage Capital, Inc.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K We did not file any reports on Form 8-K for the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P. A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.

Date: November 13, 2002

ARV ASSISTED LIVING, INC., its Managing General Partner

By:	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale Chief Executive Officer

By:	/s/ ABDO H. KHOURY

Abdo H. Khoury President and Chief Financial Officer

CERTIFICATIONS

I, Douglas M. Pasquale, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Retirement Villas Properties III, L.P.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale Chief Executive Officer o ARV Assisted Living, Inc its Managing General Partner

I, Abdo H. Khoury, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Retirement Villas Properties III, L.P.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ ABDO H. KHOURY

Abdo H. Khoury President and Chief Financial Officer of ARV Assisted Living, Inc. its Managing General Partner