Form 10-K
period 2002-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 2003-03-31
CIK 853274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

Registrant’s telephone number, including area code: (714) 751-7400

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☒	No ☐

          The aggregate market value of the voting units held by non-affiliates of the issuer, computed by reference to the price at which units were sold, was $18,666,480 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of Units outstanding as of March 18, 2003 was 18,666.

                    Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

                    The aggregate market value of the voting and non-voting units held by non-affiliates computed by reference to the price a which the units were last sold, was $18,666,480 as of June 30, 2002.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(A California Limited Partnership)

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

ITEM 1. BUSINESS

Overview

          American Retirement Villas Properties III, L.P. (“ARVP III” or, the “Partnership”), is the owner and operator of two assisted living communities that house and provide personal care and support services to senior residents.  The two assisted living communities currently in operation are located in Camarillo, California and Chandler, Arizona and contain an aggregate of 287 units.  On December 21, 2000, the Partnership sold a community that it owned in partnership with Bradford Square L.P. for $8.0 million.

          ARVP III is a California limited partnership that was formed in June of 1989 to develop, finance, acquire and operate senior citizen housing.  The general partner of ARVP III is ARV Assisted Living, Inc. (“ARVAL” or “General Partner”).  During fiscal year 2000, Gary L. Davidson, John A. Booty, John S. Jason, Tony Rota, and David P. Collins (collectively known as “Special Limited Partner”) elected to be converted from general partners to special limited partners of ARVP III.  Therefore, as of March 7, 2001 an amendment to the Certificate of Limited Partnership was filed with the State of California indicating that ARVAL is the Partnership’s only General Partner.  The General Partner makes all decisions concerning property acquisitions and dispositions of the communities, subject to ARVP III limited partners’ rights to approve or disapprove of the sale of all or substantially all of the Partnership’s assets.

          In response to a hostile offer and the consent solicitation, the Partnership’s General Partner, through ARVP Acquisition, L.P., a California limited partnership wholly-owned by the Partnership’s General Partner, commenced a tender offer on October 18, 2001 for 10,000 outstanding partnership units of ARVP III for $360 per unit.   In December 2001, ARVP Acquisition, L.P. had acquired an additional 51.8% at a price of $400 per unit for a total of 52.1% of the partnership units.  As such, ARVP Acquisition, L.P. had a controlling interest in the Partnership.  As of December 2002, ARVP Acquisition, L.P owned 52.5% of the Partnership units.

          On September 15, 1989, the Partnership began offering a total of 35,000 units at $1,000 per unit. The offering terminated on October 31, 1992 and the Partnership realized gross offering proceeds of $18,665,000. In January and March of 1993, the Partnership repurchased 10 units for $8,500 and 3 units for $2,550, from certain of our limited partners. In the same period the Partnership resold 13 units for $14,000. During 1993, the Partnership applied for and earned block grants totaling a gross amount of approximately $1,081,000 allocated to two of the partnership’s properties. Total grant funds received amounted to approximately $1,059,000. All of the proceeds from the offering and a portion of the proceeds from the block grants were allocated to, and spent on properties, which the Partnership owned either directly or through the partnership’s interest as managing general partner that holds title to the respective property.

          Although the offering memorandum contained no definite plan to sell any Assisted Living Communities (“ALCs”) in accordance with a timetable, the General Partner projected that ARVP III might sell or refinance an ALC after operating that ALC for a five to seven years period.   The Partnership has no definite plans to sell the remaining ALCs at this time. Any future decision regarding sale of the partnership’s ALCs will be dependent upon the current and projected operating performance, the partnership’s needs, the availability of buyers and buyers’ financing and, in general, the relative merits of continued operation as opposed to sale.  On any sale, the Partnership may accept purchase money obligations, unsecured or secured by mortgages as payment, depending upon then prevailing economic conditions that are customary in the area in which the property is located, credit of the buyer and available financing alternatives.  In such event, distribution of the sale proceeds to the Partnership’s partners may be delayed until the notes are paid at maturity, sold, refinanced or otherwise liquidated.

          ARVAL announced that on January 3, 2003, ARVAL, Prometheus Assisted Living LLC (“Prometheus”) and Jenny Merger Corp., a wholly-owned subsidiary of Prometheus (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger  Agreement”).

          Pursuant to the Merger Agreement, on the terms and conditions set forth therein,  Merger Sub will merger (the “Merger”) with and into ARVAL, with ARVAL as the surviving entity (the “Surviving Corporation”).  Upon consummation of the Merger, Prometheus will be the beneficial owner of 100% of the capital stock of the Surviving Corporation.  The Surviving Corporation will continue to be the managing General partner of ARVPII.

          The obligations of ARVAL, Prometheus, and Merger Sub to consummate the Merger are subject to certain closing conditions, including, among other thing, that ARVAL obtain the affirmative vote of a majority of all the outstanding common stock of ARVAL.  Prometheus currently owns approximately 43.56% of the ARVAL’s outstanding common stock and its affiliates holds a warrant, which if exercised would result in Prometheus and its affiliates, together, owning approximately 45.8% of the ARVAL’s outstanding common stock.

          ARVAL has filed proxy materials with the Securities and Exchange Commission for a special meeting of ARVAL’s stockholders to vote on the Merger.

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

          The Partnership believes the assisted living business benefits from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population, with the average age of ARVP III’s residents falling within the fastest growing segment of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many gradually require increasing assistance with activities of daily living, and are not able to continue to age in place at home. The second trend is the effort to contain healthcare costs by the government, private insurers and managed care organizations by limiting lengths of stay, services, and reimbursement to patients in acute care hospitals and skilled nursing facilities.  Assisted living offers a cost-effective, long-term care alternative while preserving a more independent lifestyle for seniors who do not need the broader array of medical services that acute care hospitals and skilled nursing facilities are required to provide.  Other beneficial trends include increases in the financial net worth of the elderly population, the number of individuals living alone, and the number of women who work outside the home who are less able to care for their elderly relatives.  The Partnership believes these trends will result in a growing demand for assisted living services and communities to fill the gap between aging at home and aging in more expensive skilled nursing facilities.

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

          The Partnership believes that growth in the assisted living industry is being driven by several factors.  Advances in the medical and nutrition fields have increased life expectancy, resulting in larger numbers of elderly people.  Greater numbers of women in the labor force have reduced the supply of caregivers.  Historically, unpaid women (mostly daughters or daughters-in-law) represented a large portion of the caregivers for the non-institutionalized elderly.   The population of individuals living alone has increased significantly since 1960, largely as a result of an aging population in which women outlive men by an average of 6.8 years, rising divorce rates, and an increase in the number of unmarried individuals.

          Limitation on the Supply of Long-Term Care Facilities. The majority of states in the U.S. have enacted Certificate of Need or similar legislation, which generally limits the construction of skilled nursing facilities and the addition of beds or services in existing skilled nursing facilities.  High construction cost limitations on government reimbursement for the full cost of construction, and start-up expenses also constrain growth in the supply of such facilities.  Such legislation benefits the assisted living industry by limiting the supply of skilled nursing beds for the elderly.  Cost factors are placing pressure on skilled nursing facilities to shift their focus toward higher acuity care, which enables them to charge more.  This contributes to a shortage of lower acuity care and thereby increases the pool of potential assisted living residents.

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

          Cost Containment Pressures of Health Reform. In response to rapidly rising healthcare costs, both government and private pay sources have adopted cost containment measures that encourage reduced lengths of stay in hospitals and skilled nursing facilities. The federal government has acted to curtail increases in healthcare costs under Medicare by limiting acute care hospital and skilled nursing facility reimbursement to pre-established fixed amounts.  Private insurers have also begun to limit reimbursement for medical services in general to predetermined “reasonable” charges.  Managed care organizations, such as health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”) are reducing hospitalization costs by negotiating discounted rates for hospital services and by monitoring and decreasing hospitalization.  The Partnership anticipates that both HMOs and PPOs increasingly may direct patients away from higher cost nursing care facilities into less expensive ALCs.

          These cost containment measures have produced a “push-down” effect. As the number of patients being “pushed down” from acute care hospitals to skilled nursing facilities increases, the demand for residential options such as ALCs to serve patients who historically have been served by skilled nursing facilities will also increase. In addition, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services (and fees) to subacute patients requiring very high levels of nursing care. As the acuity level of skilled nursing facility patients rises, the supply of nursing facility beds will be filled by patients with higher acuity needs who pay higher fees.  This will provide opportunities for ALCs to increase their occupancy and services to residents requiring lower levels of care than patients in skilled nursing facilities generally receive.

The Partnership’s Assisted Living Services

          The Partnership provides services and care that are designed to meet the individual needs of the residents. The services provided are designed to enhance both the physical and mental wellbeing of seniors in each of its ALCs by promoting their independence and dignity in a home-like setting.  The Partnership’s assisted living program includes the following:

•

Personalized Care Plan. The focus of the Partnership’s strategy is to meet the specific needs of each resident.  The Partnership customizes the services beginning with the admissions process when the ALC’s management staff, the resident, the resident’s family, and the resident’s physician discuss the resident’s needs and develop a “personalized” care plan. If recommended by the resident’s physician, additional healthcare or medical services may be provided at the community by a third party home healthcare agency or other medical provider. The care plan is reviewed and modified on a regular basis.

•	Basic Service and Care Package. The basic service and care package at the Partnership’s ALCs generally includes:
	•	meals in a restaurant-style setting;
	•	housekeeping;
	•	linen and laundry service;
	•	social and recreational programs;
	•	utilities; and
	•	transportation in a van or minibus.

Other care services can be provided under the basic package based upon the individual’s personalized healthcare plan.  The Partnership’s policy is to charge base rents that are competitive with similar ALCs in the local market.

•

Additional Services. The Partnership’s assisted living services program offers additional levels of care beyond what is offered in the basic package.  The level of care a resident receives is determined through an assessment of a resident’s physical and mental health that is conducted by the community’s assisted living director, with input from other staff members.  The six-tiered rate structure is based on a point system.  The Partnership assigns points to the various care tasks required by the resident, based on the amount of staff time and expertise needed to accomplish the tasks.  The point scale and pricing are part of the admissions agreement between the community, the resident and the resident’s family.  The community performs reassessments after the initial 30 days and periodically throughout the resident’s stay to ensure that the level of care ARVP III provides corresponds to changes in a resident’s condition.  The types of services included in the assessment point calculation are:

	•	Medication management;

•	Assistance with dressing and grooming;
•	Assistance with showering;
•	Assistance with continence;
•	Escort services;
•	Status checks related to a recent hospitalization, illness, history of falls, etc; and
•	Special nutritional needs and assistance with eating.

          In addition to the above services, the Partnership provides other levels of assistance to residents at selected ALCs in order to meet individual needs, such as assistance with diabetic care and monitoring, catheter, colostomy and ileosotomy care, minor wound care needs and light to moderate transferring needs.  Specially trained staffs provide personalized care, specialized activity programs and oversee the medication regimens.

          In addition to the base rent, the Partnership typically charges between $425 and $1,900 per month plus additional charges for higher levels of assisted living services.  Fee levels vary from community to community and the community may charge additional fees for other specialized assisted living services.  The Partnership expects that an increasing number of residents will use additional levels of services as they age in its ALCs.  The Partnership’s internal growth plan, in addition to improving occupancy and increasing base rental rates over time, is focused on increasing revenue by continuing to improve its ability to provide residents with these services.

          The average monthly revenue per occupied unit for both the basic service package and the assisted living services increased to $2,224 from $2,060 for the year ended December 31, 2002 and 2001, respectively.  There can be no assurance that any ALC will be substantially occupied at its set rates at any time. In addition, the Partnership may only be able to lease the units in its ALCs at rates below its set rates due to limitations imposed on rates by local market conditions or other factors. Even if the Partnership achieves substantial occupancy at its set rates, its set rates may not allow for the Partnership’s projected cost recovery and profit if operating expenses increase.  In addition, in order to increase its set rates, the Partnership must provide advance notice of rate increases, generally at least 30 days.  Because of this advance notice requirement, the Partnership is not able to reflect cost increases in its set rates until at least several months after such cost increases occur.

          Wellness Program. The Partnership has implemented a Wellness Program for residents of its communities designed to identify and respond to changes in a resident’s health or condition. Together with the resident and the resident’s family and physician, as appropriate, the Partnership designs a solution to fit that resident’s particular needs.  The Partnership monitors the physical and mental well being of its residents, usually at meals and other activities, and informally as the staff performs services around the facility.  Through the Wellness Program the Partnership works with:

•	home healthcare agencies to provide services the community cannot provide;
•	physical and occupational therapists to provide services to residents in need of such therapy; and
•	long-term care pharmacies to facilitate cost-effective and reliable ordering and distribution of medications.

          ARVP III arranges for these services to be provided to residents as needed in consultation with their physicians and families.  At the present time, both of its ALCs have a comprehensive Wellness Program.

Factors Affecting Future Results and Forward-Looking Statements

          The Partnership’s business, results of operations and financial condition are subject to many risks, including those set forth below.  Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, the Partnership’s performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The Partnership has made forward-looking statements in this report concerning, among other things, the level of future capital expenditures.  These statements are only predictions, however; actual events or results may differ materially as a result of risks facing the partnership.  These risks include, but are not limited to, those items discussed below. Certain of these factors are discussed in more detail elsewhere in this report, including without limitation under the captions “Business”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this report.  The Partnership disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Certain risks are inherent to the operation of ALCs. These risks include, but are not limited to:

•	the Partnership’s ability to access capital necessary for operations of its ALCs;
•	competition;
•	the Partnership’s ability to meet its indebtedness;
•	governmental regulation; and
•	risks common to the assisted living industry.

Dependence on the Availability of Adequate Capital

          The Partnership depends heavily on its ability to obtain adequate capital to fund its operations.  The Partnership estimated capital needs for operations over the next 12 months are $244,000.  As of December 31, 2002, the Partnership had $1.4 million in cash and cash equivalents.  This means the Partnership has sufficient cash and cash equivalents to meet its estimated capital needs for operations for the next 12 months.  If, however, the Partnership’s operations costs exceed its projections, the Partnership may have to obtain significant additional financing.  There is no assurance that the Partnership will be able to obtain the financing on a timely basis, if at all.  If the Partnership is unable to obtain the required financing on a timely basis it may not be able to execute its business plan.

Competition

          The Partnership operates in two separate markets.  Competition to increase or maintain high occupancies is significant with numerous other companies representing national, regional, and local fragmented ownership.  No one competitor tends to have a dominant market share within the partnership’s niche. For the most part the Partnership has created a market niche based on mid-range pricing and competes on quality of service, services offered, reputation, location, and market longevity.  The Partnership is continuing to grow within these competitive markets by providing excellent value in residential amenities, staff hospitality, and personal care services.

          The healthcare industry is highly competitive and the Partnership expects that the assisted living business, in particular, will become more competitive in the future. Currently competition includes family members providing care at home; numerous local, regional and national providers of retirement, assisted living and long-term care whose facilities and services range from home-based healthcare to skilled nursing facilities; and acute care hospitals.  In addition, the partnership believes that as assisted living receives increased attention among the public and insurance companies, new competitors focused on assisted living will enter the market, including hospitality companies expanding into the market. Some of the Partnership’s competitors operate on a not-for-profit basis or as charitable organizations, while others have, or are capable of obtaining, greater financial resources than those available to the Partnership.

          Some of the Partnership’s present and potential competitors are significantly larger or have, or may obtain, greater financial resources than ARVP III has. These forces could limit its ability to attract residents, attract qualified personnel, expand its business, or increase the cost of future acquisitions, each of which could have a material adverse effect on its financial condition, results of operations and prospects.

Indebtedness

          As of December 31, 2002, the Partnership had outstanding indebtedness of $17.6 million.  The Partnership will devote a portion of its cash flow to debt service.  There is a risk that the Partnership will not be able to generate sufficient cash flow from operations to make required interest and principal payments.

Government Regulation

          Assisted Living.  The healthcare industry is subject to extensive federal, state and local regulation and frequent regulatory change.  While such regulations vary by state, they typically relate to licensure, staffing, physical design, required services, and resident characteristics.  Currently, no federal rules explicitly define or regulate assisted living and a number of state have not yet enacted regulations or statutes specifically governing assisted living facilities.  However, the Partnership is and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in California and Arizona and localities where the Partnership operates or intend to operate.  Changes in such laws and regulations, or new interpretations of existing laws and regulations could have a significant effect on methods and costs of doing business, and on reimbursement levels from governmental and other payers. In addition, the President and Congress have proposed in the past, and may propose in future, healthcare reforms that could impose additional regulations on the Partnership or limit the amounts that the Partnership may charge for its services.  The Partnership cannot assess the ultimate timing and impact that any pending or future healthcare reform proposals may have on the assisted living, home healthcare, skilled nursing or healthcare industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or the Partnership’s results of operations.

          SSI Payments. During 2002, there were no residents on the state sponsored Supplement Security Income (“SSI”) programs in the Partnership’s ALCs.  If there are new residents who would be on SSI program, the revenue from these residents is generally lower than the amounts the Partnership receives from its other residents and could be subject to payment delay.  The Partnership cannot assure that its percentage of revenue received from SSI will not increase, or that the amounts paid by SSI programs will not be further limited.  In addition, if the Partnership were to become a provider of services under the Medicaid program, the Partnership would be subject to Medicaid regulations designed to limit fraud and abuse.  Violations of these regulations could result in civil and criminal penalties and exclusion from participation in the Medicaid program.

          There are currently numerous legislative and regulatory initiatives at the state and Federal levels addressing patient privacy concerns.  In particular, the Department of Health and Human Services (“DHHS”) has released final privacy regulations implementing portions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”).  Compliance with these privacy regulations generally becomes mandatory April 14, 2003.  These privacy regulations restrict how health care providers use and disclose individually identifiable health information and grant patients certain rights related to their health information.  Under HIPAA, DHHS also has recently issued final security regulations that become mandatory in April 2005 and govern the security of individually identifiable health information that is electronically maintained or transmitted.  Further, DHHS has issued final regulations establishing standards and code sets that healthcare providers must use when conducting certain healthcare transactions electronically.  Compliance with these standards is required by October 16, 2003 for providers such as the Partnership, that filed for an extension in 2002.  Failure to comply with the privacy, security or transaction standard regulations enacted under HIPAA could result in civil and criminal penalties.  The Partnership will continue to remain subject to any Federal or state laws that are more restrictive than the privacy regulations issued under HIPAA.  These statutes vary and could impose additional penalties.  The Partnership’s management believes that the Partnership should be able to replace or modify its systems and procedures to ensure compliance with HIPAA and such other legislation or regulations.  Management does not expect costs incurred to comply with HIPAA to have a material impact on the Partnership’s operating results.

          Federal and state anti-remuneration and self-referral laws, such as anti-kickback laws, govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers.  These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services, and have often been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referrals.  In addition, there are various Federal and state laws prohibiting other types of fraud and abuse by health care providers, including criminal and civil provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid and failing to refund overpayments or improper payments.  Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in Medicare, Medicaid, and other state and Federal reimbursement programs.  There can be no assurance that such laws will be interpreted in a manner consistent with current or past practices of the Partnership.

Risks Common to the Partnership’s Assisted Living Operations

          Staffing and Labor Costs. The Partnership competes with other providers of assisted living and senior housing to attract and retain qualified personnel.  The Partnership also relies on the available labor pool of employees, and unemployment rates are low in many areas where it operates.  The Partnership makes a genuine effort to remain competitive with other companies in its industry.  Therefore, if it is necessary for the Partnership to increase pay and/or enhance benefits to maintain its competitive status in its industry, its labor costs could rise.  The Partnership cannot provide assurance that if its labor costs do increase, they can be matched by corresponding increases in rental, assisted living or management revenue.

          Obtaining Residents and Maintaining Rates. For the year ended December 31, 2002, the Partnership’s ALCs had a combined occupancy rate of 86.3%. Occupancy may drop in its existing ALCs, primarily due to:

•	changes in the health of residents;
•	increased competition from other assisted living providers, particularly those offering newer ALCs;
•	the reassessment of residents’ physical and cognitive state;
•	the availability of residents that can afford the care offered.

          There can be no assurance that any ALC will be substantially occupied at its set rates at any time. In addition, the Partnership may only be able to lease the units in its ALCs at rates below the Partnership’s set rates due to limitations imposed on rates by local market conditions or other factors.  Even if the Partnership achieves substantial occupancy at its set rates, its set rates may not allow for the Partnership’s projected cost recovery and profit if operating expenses increase.  In addition, in order to increase the Partnership’s set rates, it must provide advance notice of rate increases, generally at least 30 days.  Because of this advance notice requirement, the Partnership is not able to reflect cost increases in its set rates until at least several months after such cost increases occur.  In addition, if the Partnership fail to generate sufficient revenue, it may be unable to make interest and principal payments on its indebtedness.

          General Real Estate Risks. The performance of the Partnership’s ALCs is influenced by factors generally affecting real estate investments, and real estate risks specific to ALCs including:

•	an oversupply of, or a reduction in demand for, ALCs in a particular market;
•	the attractiveness of properties to residents;
•	zoning, rent control, environmental quality regulations or other regulatory restrictions;
•	competition from other forms of housing;
•	its ability to provide adequate maintenance and insurance;
•	general economic climates;
•	its ability to control operating costs, including maintenance, insurance premiums and real estate taxes.

          Real estate investments are also affected by such factors as applicable laws, including tax laws, interest rates and the availability of financing. Real estate investments are relatively illiquid and, therefore, limit the Partnership’s ability to vary its portfolio promptly in response to changes in economic or other conditions.  If the Partnership fails to operate its ALCs effectively, it may have a material adverse effect on the Partnership’s business, financial condition and operating results.

          Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of the removal or remediation of certain hazardous or toxic substances.  Such laws and regulations often impose liability whether or not the owner or operator knows of, or is responsible for, the presence of the hazardous or toxic substances. When the Partnership acquires land for development or existing facilities, it typically obtains environmental reports on the properties as part of the Partnership’s due diligence in order to lessen the risk of exposure.  Nonetheless, the costs of any required remediation or removal of these substances could be substantial. The owner’s liability is generally not limited under such laws and regulations and could exceed the value of the property and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner’s ability to sell or rent the property or to borrow using the property as collateral. Under these laws and regulations, an owner, operator, or any entity that arranges for the disposal of hazardous or toxic substances at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site.

          Requirements Imposed by Laws Benefiting Disabled Persons. Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require us to modify existing and planned properties to allow disabled persons to access the properties.  The Partnership believes that its properties are either substantially in compliance with present requirements or are exempt from them.  However, if required changes cost more than anticipated, or must be made sooner than anticipated, the Partnership would incur additional costs.  Further legislation, or amendments to the current legislation, may impose requirements with respect to ensuring access of disabled persons to its properties and the costs of compliance could be substantial.

          Geographic Concentration. One of the Partnership’s ALCs is located in Camarillo, California and one ALC is located in Chandler, Arizona.  The market value of these ALCs and the income generated from the properties could be negatively affected by changes in local and regional economic conditions, specific laws and the regulatory environment in these states, and by acts of nature.  The Partnership cannot provide assurance that such geographic concentration will not have an adverse impact on its business, financial condition, operating results or prospects.

          Insurance. The Partnership believes that it maintains adequate insurance coverage, based on the nature and risks of its business, historical experience and industry standards.  The Partnership’s business entails an inherent risk of liability. In recent years, the Partnership and other assisted living providers have become subject to an increasing number of lawsuits alleging negligence or related legal theories, which may involve large claims and significant legal costs.  From time to time the Partnership is subject to such suits because of the nature of its business.  The Partnership cannot assure that claims will not arise that exceed its insurance coverage limits or are excluded under the coverage.  A successful claim against the Partnership that is not covered by, or is in excess of its insurance limits, could have a material adverse effect on its financial condition, operating results or liquidity. Claims against the Partnership, regardless of their merit or eventual outcome, may also have a material adverse effect on its ability to attract residents or expand its business and would consume considerable management time.  The Partnership must renew its insurance policies annually and can provide no assurance that the Partnership will be able to continue to obtain liability insurance coverage in the future or that it will be available on acceptable terms.  As a result of poor loss experience, a number of insurance carriers have stopped providing insurance coverage for the long-term care industry and those remaining have increased premiums and deductibles substantially.  Consistent with this trend, our general liability coverage is subject to $0.25 million deductible per occurrence basis for the nine months ended December 31, 2001 and the three months ended March 31, 2002.  For the nine months ended December 31, 2002, its general liability deductible per occurrence has again been materially increased to $1.0 million.  Losses up to these deductible levels are accrued based upon our estimates of the aggregate liability for claims incurred based on our experience and a third party actuarial study. As the result of these continuing increases in both deductible amounts and premiums, there can be no assurance that the Partnership will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

ITEM 2. PROPERTIES

          The following table sets forth, as of December 31, 2002 the location of each of  ALCs, the date on which operations commenced at each such ALC, the number of units at each ALC, and the Partnership’s interest in each ALC.

Community	Location	Commenced Operations	Units	Interest

Chandler Villas	Chandler, AZ	September 1992	164	Fee Owned
Villa Las Posas	Camarillo, CA	December 1997	123	Fee Owned

Promissory Notes Resulting From the Sale of Heritage Pointe Claremont

          In September 1993, the Partnership contracted to sell the then owned Heritage Pointe Claremont to Claremont Senior Partners (“CSP”) for $12,281,900.  The Partnership’s General Partner is a special limited partner of CSP. The transaction closed on December 30, 1993. The consideration the Partnership received from CSP in the sale of Heritage Pointe Claremont ALC consisted of both $10,000 in cash and cash equivalents and $12,271,900 in the form of a promissory note.

          The promissory note bears interest at 8.0% and the outstanding balance and interest are payable from excess cash flows as defined in the CSP partnership agreement.  The promissory note is secured by certain CSP partners’ interests in CSP and matures on January 25, 2010.

          Upon the receipt of the principal and interest payments from CSP in April 1996 and January 1995, a sufficient investment as defined by Statements of Financial Accounting Standards Board No. 66 was made and the sale was recognized.  As CSP’s excess cash flows do not currently exceed the interest payment requirements, SFAS 66 requires profit on the sale to be recognized under the cost recovery method as payments are received on the notes. The Partnership received interest payments on these note totaling $85,000, $30, 000, and $12,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

ITEM 3. LEGAL PROCEEDINGS

          The Partnership is from time to time subject to routine litigation that is incidental to, and arises in the normal course of  the business of the Partnership, there are no material legal proceedings pending against the Partnership.  While the Partnership cannot predict the results with certainty, the Partnership does not believe that any liability from any such lawsuits or other matters will have a material effect on its financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

          No matters were submitted to Unit Holders in the fourth quarter of the fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

          There is no established public trading market for the Partnership’s securities.  As noted in Item 1, ARVAL, the Partnership’s General Partner, tendered for its limited partnership units in October 2001.  At the close of tender offer period, ARVAL acquired additional 9,667 units or 51.8% at a net cash price of approximately $400 per unit.  As of December 31, 2002, ARVAL hold 9,797 units or 52.5% of limited partner units.

          As of February 28, 2003, there were approximately 1,759 Unit Holders of record owning 18,666 units. For the years ended December 31, 2002, 2001 and 2000, the Partnership made distributions of $201.60 per limited partner unit, $29.33 per limited partner unit and $226.99 per limited partner unit, respectively.  Distributions for 2002 represent a return of capital of $128.98 and distribution of earnings of $72.62.  Distributions for 2001 represents a distribution of earnings before fourth quarter’s loss.  Distributions for 2000 represent a distribution of earnings of $218.07 per unit and a return of capital of $8.92 per unit.

ITEM 6. SELECTED FINANCIAL DATA

          The following table presents financial data for each of the last five years. Certain of this financial data has been derived from the Partnership’s audited financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with “Management’s Discussion and Analysis of Financial Condition Results of Operations” at Item 7. This table is not covered by the Independent Auditors’ Report.

	2002	2001	2000	1999	1998

	(In thousands, except unit data)
Revenues	$6,901	$7,036	$8,994	$8,645	$9,490
Net income (loss)	122	(81)	4,111	4,767	(378)
Net income (loss) (per limited partner unit)	6.47	(4.30)	218.04	252.83	(20.06)
Total assets	15,898	15,881	21,315	18,786	31,679
Partners’ capital (deficit)	(2,480)	1,201	1,832	2,000	6,873
Long-term obligations	17,570	13,736	13,177	15,665	23,072
Per limited partner unit:
Distributions of earnings	72.62	29.33	218.07	252.81	—
Distributions – return of capital	128.98	—	8.92	258.43	68.75
Total distributions	201.60	29.33	226.99	511.24	68.75

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Partner and Organization Status

          In response to a hostile offer and the consent solicitation, our General Partner, through ARVP Acquisition, L.P., a California limited partnership wholly-owned by our General Partner, commenced a tender offer on October 18, 2001 for 10,000 outstanding partnership units of ARVP III for $360 per unit.  Our General Partner amended the tender offer on October 31, 2001 and increased the offer price to $400 per unit from $360 per unit, increased the number of Units we were seeking to purchase from 10,000 units to all outstanding Units, and reduced the minimum number of Units that must be tendered before it is required to purchase any Units to 30% of the outstanding Units (the “Amended Offer”).

          Prior to the tender offer ARVAL owned approximately 58 units.  At the close of the tender offer on December 14, 2001 our General Partner had acquired 9,667 units or 51.8% of all outstanding units.  As of December 31, 2002, ARVAL owns 9,797 units or approximately 52.5% of the limited partnership units.  As such, ARVAL has controlling interest in the Partnership.

Critical Accounting Policies

Carrying Value of Real Estate.  Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	27.5 to 35 years
Furniture, fixtures and equipment	3 to 7 years

          The Partnership reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Partnership estimates the future undiscounted cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset’s fair value.

          Revenue Recognition.  ARVP III enters into residency agreements with residents on a month-to-month basis.  ARVP III  applies advance deposits to the first month’s rent.  Revenue is recognized in the month earned for rent and assisted living services.

          General Liability Insurance.  The Partnership utilizes third-party insurance for losses and liabilities associated with general and professional liability claims subject to established deductible levels on a per occurrence basis.  Losses up to these deductible levels are accrued based upon the Partnership’s estimates of the aggregate liability for claims incurred based on the Partnership’s experience.

New Accounting Pronouncements Not Yet Adopted

          In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No 13, and Technical Corrections.”  SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged.  The only impact the Partnership expects of adopting SFAS No. 145 is the reclassification of prior year extraordinary losses to interest expense.

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

          In November 2002, the Emerging Issues Task Force (“EITF”) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory.  The Partnership does not believe that the adoption of EITF 00-21 will have a material impact on the consolidated financial statements.

Liquidity

          The Partnership expects that cash generated from the operations of its ALCs will be adequate to pay operating expenses.  On a long-term basis, its liquidity is sustained primarily from cash flow provided by operating activities.  For the year ended December 31, 2002, net cash provided by operating activities was $0.9 million compared to $0.8 million for the year ended December 31, 2001 and $1.8 million for the year ended December 31, 2000.

          Net cash used in investing activities was $0.5 million for the year ended December 31, 2002 as compared to $0.3 million for the year ended December 31, 2001, and net cash provided by investing activities of $7.6 million for the year ended December 31, 2000.  The decrease from 2000 to 2001 was primarily a result of proceeds from the sale of ARVP III/Bradford Square Ltd., sold on December 31, 2000 for $8.0 million.

          Net cash used in financing activities was $1.8 million for the year ended December 31, 2002 as compared to $6.0 million for the year ended December 31, 2001, and $3.1 million for the year ended December 31, 2000.  Our financing activities in 2002 consisted of:

•	distribution of the excess cash generated from the refinancing;
•	a collateral deposit made related to the amendment on one of our mortgage notes;
•	principal repayments on notes payable; and
•	loan fees paid; offset by
•	a decrease in the capital expenditure replacement reserve; and
•	an increase in the principal amount of one of our existing loans.

          On June 28, 1999, the Partnership obtained financing on our two ALCs through a loan agreement with a major financial institution in the aggregate principal amount of $13.4 million at an interest rate of 9.15% per annum with a maturity date of June 28, 2001.  As required by the loan agreement, we created a wholly owned subsidiary, Retirement Inns III, LLC as a special purpose entity for the financial situation.  Our General Partner is a limited guarantor on the loan for fraud, material misrepresentation and certain covenants.

          Our General Partner’s Board of Directors approved the refinancing of our ALCs in March 2000.  We chose to refinance to take advantage of lower fixed interest rates available at the time and extend maturities to 35 years.

          On January 9, 2001, we refinanced one of the two ALCs into a thirty-five year HUD insured loan-bearing interest at 8.06% per annum.  With respect to the loan on the other ALC, on February 1, 2002, the lender agreed to increase the principal sum of the loan to $11,980,000, the maturity date has been extended to July 1, 2003, and the interest rate has been changed to 8.5% per annum.  As a condition to the extension, the principal increase and the rate change, the lender required a $2.0 million cash collateral deposit, and the Partnership’s General Partner to guaranty $1.0 million of the loan, which was secured in part by (i) a pledge of partnership interests in ARVP III, and (ii) a pledge of partnership interests in San Gabriel Retirement Villa, a California Limited Partnership (“SGRV”).  On September 20, 2002, the lender agreed to further extend the maturity date of the loan to January 1, 2004.   In March 2003, we received a commitment letter from the lender to refinance this loan to a thirty-five year HUD insured loan in the amount of $12,240,000 within sixty days at an interest rate of 6.05% fixed for 35 years.

          We are not aware of any trends, other than national economic conditions, which had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties.  We believe that if the inflation rate increases we will be able to pass the subsequent increases in operating expenses onto the residents at the properties by way of higher rental and assisted living rates.  The implementation of price increases is intended to lead to an increase in revenue, however; those increases may result in an initial decline in occupancy and/or a delay in increasing occupancy.  If this occurs, revenues may remain constant or even decline.

Capital Resources

          We estimate that we will incur approximately $244,000 for capital expenditures during 2003 for physical improvements at our two ALCs. The funds for these improvements should be available from operations.  There are no known material trends, favorable or unfavorable, in our capital resources, and there is no expected change in the mix of such resources.

          In order to protect the Partnership against lawsuits and claims relating to general and professional liability, the Partnership currently maintains third party insurance policies in amounts and covering risks that are consistent with industry practice. Under the terms of such insurance policies, its coverage is provided subject to varying deductible levels and liability amounts.

As a result of poor industry loss experience, a number of insurance carriers have stopped providing insurance coverage to the assisted living industry, and those remaining have drastically increased premiums and deductible amounts.  Consistent with this trend, our general liability coverage is subject to $0.25 million deductible per occurrence basis for the nine months ended December 31, 2001 and the three months ended March 31, 2002.  For the nine months ended December 31, 2002, its general liability deductible per occurrence has again been materially increased to $1.0 million.  Losses up to these deductible levels are accrued based upon our estimates of the aggregate liability for claims incurred based on our experience and a third party actuarial study. As the result of these continuing increases in both deductible amounts and premiums, there can be no assurance that the Partnership will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

Results of Operations

The Year Ended December 31, 2002 as compared to the Year Ended December 31, 2001

          The following table sets forth a comparison of the year ended December 31, 2002 and the year ended December 31, 2001.  The percentage increase(decrease) are based upon whole numbers and will not compute using rounded numbers.

(DOLLARS IN MILLIONS)	2002	2001	Increase/ (decrease)

Revenues:
Rent	$6.06	$6.04	0.4%
Assisted living	0.58	0.71	(19.5)%
Interest and other	0.26	0.29	(7.0)%

Total revenue	6.90	7.04	(1.9)%

Costs and expenses:
Rental property operations	3.42	3.48	(1.6)%
Assisted living	0.45	0.52	(13.2)%
General and administrative	0.43	0.85	(49.5)%
Depreciation and amortization	0.81	0.77	5.6%
Property taxes	0.19	0.18	1.6%
Interest	1.47	1.23	19.7%

Total costs and expenses	6.77	7.03	(3.7)%

Operating income	0.13	0.01	N/A
Loss on sale of property	—	(0.02)	100.0%

Income (loss) from operations before franchise taxes and extraordinary loss	0.13	(0.01)	2760.0%
Franchise taxes	(0.01)	(0.01)	0.0%

Income (loss) from operations before extraordinary loss	0.12	(0.02)	913.3%
Extraordinary loss from extinguishment of debt	—	(0.06)	100.0%

Net income (loss)	$0.12	$(0.08)	250.6%

          The increase in  rental revenue of $0.02 million from $6.04 million for the year ended December 31, 2001 to $6.06 million for the year ended December 31, 2002, or 0.4%, is primarily attributable to:

•	an increase in an average rental rate per occupied unit to $2,039 for the year ended December 31, 2002 as compared with $1,842 for the year ended December 31, 2001; partially offset by
•	average occupancy decrease from 95.2% for the year ended December 31, 2001 as compared with 86.3% for the year ended December 31, 2002.

          The decrease in assisted living revenue of $0.13 million from $0.71 million for the year ended December 31, 2001 to $0.58 million for the year ended December 31, 2002, or (19.5)%, is primarily attributable to:

•	the average assisted living residents decrease from 92 residents for the year ended December 31, 2001 to 70 residents for the year ended December 31, 2002; partially offset by
•	an increase in the average assisted living rate from $644 per month for the year ended December 31, 2001 compared to $683 per month for the year ended December 31, 2002.

          The decrease in rental property operations and assisted living operating expenses of $0.13 million from $4.00 million for the year ended December 31, 2001 to $3.87 million for the year ended December 31, 2002, or (3.1)%, is primarily attributable to:

•	a decrease in variable expenses related to lower occupancy;
•	a decrease in bonus incentive; and
•	a decrease in purchased services and office supplies; partially offset by
•	an increase in utilities cost; and
•	an increase in repair and maintenance and rental and lease expense.

          The decrease in general and administrative expenses of $0.42 million from $0.85 million for the year ended December 31, 2001 to $0.43 million for the year ended December 31, 2002, or (49.5)%, is primarily attributable to:

•	a lawsuit settlement at one of our ALCs in 2001;
•	a decrease in bad debt expense and professional fees; and
•	a decrease in the partnership administration fee; partially offset by
•	an increase in property general liability insurance.

          The increase in interest expense of $0.24 million from $1.23 million for the year ended December 31, 2001 to $1.47 million for the year ended December 31, 2002, or 19.7%, is primarily related to the following:

•	the higher mortgage balance as a result of refinancing; partially offset by
•	lower mortgage interest rate.

The Year Ended December 31, 2001 as compared to the Year Ended December 31, 2000

          The following table sets forth a comparison of the year ended December 31,2001 and the year ended December 31, 2000.  The percentage increase(decrease) are based upon whole numbers and will not compute using rounded numbers

(DOLLARS IN MILLIONS)	2001	2000	Increase/ (decrease)

Revenues:
Rent	$6.04	$7.58	(20.4)%
Assisted living	0.71	1.12	(36.0)%
Interest and other	0.29	0.29	4.0%

Total revenue	7.04	8.99	(21.8)%

Costs and expenses:
Rental property operations	3.48	4.42	(21.3)%
Assisted living	0.52	0.68	(23.8)%
General and administrative	0.85	0.51	67.4%
Depreciation and amortization	0.77	1.10	(30.2)%
Property taxes	0.18	0.23	(18.9)%
Interest	1.23	1.41	(13.1)%

Total costs and expenses	7.03	8.35	(15.9)%

Operating income	0.01	0.64	(98.4)%
(Loss) gain on sale of property	(0.02)	4.82	(100.3)%

Income(loss) from operations before franchise taxes, minority interest and extraordinary loss	(0.01)	5.46	(100.1)%
Franchise taxes	(0.01)	(0.01)	0.0%
Minority interest in income of majority owned entities	—	(1.34)	(100.0)%

Income (loss) from operations before extraordinary loss	(0.02)	4.11	(100.4)%
Extraordinary loss from extinguishment of debt	(0.06)	—	100.0%

Net (loss) income	$(0.08)	$4.11	(102.0)%

          The decrease in rental revenue of $1.54 million from $7.58 million for the year ended December 31, 2000 to $6.04 million for the year ended December 31, 2001, or 20.3%, is primarily attributable to:

•	the sale of Bradford Square, L.P in December 2000;
•	average occupancy for our remaining assisted living communities decreased from 97.6% for the year ended December 31, 2000 as compared with 95.2% for the year ended December 31, 2001; offset by
•	an increase in the same community average rental rate per occupied unit to $1,842 for the year ended December 31, 2001 as compared with $1,707 for the year ended December 31, 2000.

          The decrease in assisted living revenue of $0.41 million from $1.12 million for the year ended December 31, 2000 to $0.71 million for the year ended December 31, 2001, or 36.6%, is primarily attributable to:

•	the sale of Bradford Square, L.P in December 2000; offset by
•	an increase in the average assisted living rate from $641 per month for the year ended December 31, 2000 compared to $644 per month for the year ended December 31, 2001;
•	the average assisted living residents for our remaining ALCs remained at 92 residents for the year ended December 31, 2000 and December 31, 2001.

          The decrease in rental property operations and assisted living operating expenses of $1.10 million from $5.10 million for the year ended December 31, 2000 to $4.00 million for the year ended December 31, 2001, or 21.8%, is primarily attributable to:

•	the sale of Bradford Square, L.P in December 2000; offset by
•	an increase in management fees as the result of an increase in revenues of our remaining ALCs;
•	an increase in utilities cost;
•	the increased salaries of staff and fringe benefits, partially due to the increase in California’s minimum wage.

          The increase in general and administrative expenses of $0.34 million from $0.51 million for the year ended December 31, 2000 to $0.85 million for the year ended December 31, 2001, or 67.4%, is primarily attributable to:

•	increased legal expenses related to hostile take-over attempt;
•	a lawsuit settlement at one of our ALCs;
•	an increase in property general liability insurance; offset by
•	the sale of Bradford Square, L.P in December 2000.

          The decrease in property tax expense of $0.04 million from $0.23 million for the year ended December 31, 2000 to $0.18 million for the year ended December 31, 2001, or 18.9%, is primarily related to the sale of Bradford Square, L.P. in December 2000.

          The decrease in interest expense of $0.18 million from $1.41 million for the year ended December 31, 2000 to $1.23 million for the year ended December 31, 2001, or 13.1%, is primarily related to the following:

•	the sale of Bradford Square, L.P. in December 2000; and
•	the lower interest on Chandler Villas ALC’s mortgage; offset by
•	the higher mortgage balance as a result of refinancing;
•	the mortgage insurance expense incurred on this new refinanced loan;
•	the recovery of $112,000 of the interest rate lock and commitment fees in June 2000 that related to a failed refinancing of certain notes payable in 1998.

          The gain (loss) on sale of property of $0.01 million for the year ended December 31, 2001 is the result of the following:

•	recalculation of the sale commission related to the sale of Bradford Square, L.P in December 2000.
•	The Partnership split the commission with ARVP III/BS as the result of a dispute which arose in July 2001 and was subsequently settled; offset by
•	gain on the sale of the small piece of land at Bradford Square in October 2001.

          There is no minority interest for the year ended December 31, 2001 due to the sale of Bradford Square, L.P in December 2000.

          The extraordinary loss of $0.07 million is the result of the write-off of loan fees due to the refinancing of one of the ALCs in January 2001.

Subsequent Cash Distributions

          We do not have any plans to make cash distributions in the immediate future.  Our ability to make cash distributions in the future depends on many factors, including: our ability to rent the available units and maintain high occupancies and rates; our ability to control both operating and administrative expenses; our ability to maintain adequate working capital; the absence of any significant losses from uninsured property damage, deductibles for general and professional liability claims or future litigation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Partnership is exposed to market risks related to fluctuations in the interest rates on the Partnership’s fixed rate notes payable.  With respect to the Partnership’s fixed rate notes payable, changes in the interest rates affect the fair market value of the notes payable, but not our earnings or cash flows.  The Partnership does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the earlier of maturity and any required refinancing of such debt.  The Partnership does not currently have any variable interest rate debt and, therefore, is not subject to interest rate risk associated with variable interest rate debt.  Currently, the Partnership does not utilize interest rate swap or exchange agreements and, therefore, is not subject to interest rate risk associated with interest rate swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements and the Report of Independent Auditors are listed at Item 15 and are included beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          As an entity, the Partnership has no directors or executive officers.  As of December 31, 2002, our general partner is ARV Assisted Living, Inc. (“ARVAL”), which serves as the Managing General Partner.  The Partnership’s General Partner makes all decisions concerning property acquisitions and dispositions of the communities, subject to the limited partners’ rights to approve or disapprove of the sale of substantially all of our assets.  Gary L. Davidson, John A. Booty, John S. Jason, Tony Rota, and David P. Collins elected to be converted from general partners to special limited partners during the fiscal year of 2000.  An amendment to our Certificate of Limited Partnership has been filed with the State of California as of March 7, 2001.

Executive Officers and Directors of our General Partner

          The following table sets forth-certain information regarding the executive officers and directors of ARVAL as of December 31, 2002.  If the Merger is completed, the following people may no longer be the executive officers and directors of the General Partner.  Prometheus is currently having discussions with Mr. Pasquale, currently the Chairman and Chief Executive Officer of ARVAL, regarding his potential employment in a senior position with the Surviving Corporation after completion of the Merger.  There is no assurance that Prometheus and Mr. Pasquale will reach an agreement.  Prometheus is evaluating the role ARVAL’s current management will play in the Surviving Corporation after the Merger.

Name	Age	Position with the Company

Douglas M. Pasquale	48	Chief Executive Officer and Chairman of the Board
Abdo H. Khoury	53	President and Chief Financial Officer of ARVAL
Maurice J. DeWald	62	Director
David P. Collins	65	Director
John A. Moore	41	Director
Robert C. Larson	68	Director

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

          ABDO H. KHOURY, has served as President of ARVAL since January 2001and has served as Chief Financial Officer and Secretary of ARVAL since March 30, 1999.  Previously he served as Vice President, Asset Strategy and Treasury of ARVAL, a position he held from January 1999 until March 1999, and as President of the Apartment Division, a position he held from May 1997 until January 1999.  Prior to joining ARVAL, Mr. Khoury was a principal with Financial Performance Group in Newport Beach, California, from 1991 to 1997.

          MAURICE J. DEWALD, has served as a Director of ARVAL since 1995.  Mr. DeWald is the Chairman and Chief Executive Officer of Verity Financial Group, Inc., a firm he founded in 1992.  He currently serves as a Director of Tenet Healthcare Corporation, Mizuho Corporate  Bank of California and Advanced Materials Group, Inc.

          DAVID P. COLLINS, has served as a Director of ARVAL since 1985.  From 1985 to January 1998, Mr. Collins was a Senior Vice President of ARVAL, responsible for investor relations and for capital formation for ARVAL and affiliated entities. Mr. Collins currently is President and Chief Executive Officer of Euro Senior Living, Lisbon, Portugal.

          JOHN A. MOORE, has served as a Director of ARVAL since 1999.  Mr. Moore is a principal of Lazard Frères Real Estate Investors L.L.C. and its Chief Financial Officer.  He joined Lazard in 1998 from World Financial Properties, where he had served as an Executive Vice President and Chief Financial Officer since 1996.  Prior to his employment with World Financial Properties, from 1988 until 1996 Mr. Moore worked with Olympia and York as Senior Vice President, Finance.

          ROBERT C. LARSON, has served as a Director of ARVAL since 2002.  Mr. Larson is a chairman and managing principal of Lazard Freres Real Estate Investors L.L.C. and a managing director of Lazard Freres & Co. LLC.   Prior to joining LFREI in 2000, Mr. Larson served in various capacities over a 26-year career with the Taubman Co., including chairman of Taubman Realty Group (1990-1998), vice chairman of Taubman Centers Inc.  (1990-2000), CEO (1998-1990), and president and COO (1978-1988). He retired from active management responsibilities at Taubman in December 1998 and as vice chairman and director in May 2000.

          None of the above noted directors or officers is related to any other director or officer by blood or marriage and none of the directors or officers is involved in any legal proceedings as described in Section 401(f) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

          As an entity, the Partnership has no officers or directors.  The Partnership is managed by its General Partner.  The Partnership compensates its General Partner as set forth in the table below:

Acquisition Fees
(ARV Assisted Living, Inc.)

A property acquisition fee of 2% of Gross Offering Proceeds as defined in the ARVP III Limited Partnership Agreement to be paid for services in connection with the selection and purchase of ALCs and related negotiations. In addition, a development, processing and renovation fee of 3.5% of Gross Offering Proceeds to be paid for services in connection with negotiations for or the renovation or improvement of existing communities and the development, processing or construction of ALCs developed by us. There were no property acquisition, development, and renovation fees for the years ending December 31, 2002, 2001 and 2000.

Rent-Up and Staff Training Fees
(ARV Assisted Living, Inc.)

Rent-up and staff training fees of 4.5% of the Gross Offering Proceeds allocated to each specific acquired or developed ALCs. Such fees will be paid for services in connection with the opening and initial operations of the ALCs including, without limitation, design and implementation of the advertising, direct solicitation and other campaigns to attract residents and the initial hiring and training of managers, food service specialists, activities directors and other personnel employed in the individual communities. There were no rent-up and staff training fees for the years ending December 31, 2002, 2001 and 2000.

Property Management Fees
(ARV Assisted Living, Inc.)

A property management fee of 5% of gross revenues paid for managerial services including general supervision, hiring of onsite management personnel employed by ARVP III, renting of units, installation and provision of food service, maintenance, and other operations. Property management fees for the years ending December 31, 2002, 2001 and 2000 were $338,000, $345,000, and $442,000, respectively.

Partnership Management Fees
(ARV Assisted Living, Inc.)

A partnership management fee of 10% of cash flow before distributions is paid for implementing the Partnership business plan, supervising and management of our affairs including general administration, coordination of legal, audit, tax, and insurance matters. Partnership management fees for the years ending December 31, 2002, 2001 and 2000 were $59,000, $92,000, and $178,000 respectively.

Sale of Partnership Projects
(ARV Assisted Living, Inc.)

The ARVP III Limited Partnership Agreement neither specifically authorizes nor prohibits payment or compensation in the form of real estate commissions to the General Partners or its affiliates.  Any such payments or compensation are subordinated to a return to ARVP III’s limited partners of their capital contributions plus an 8% per annum, cumulative, but not compounded, return thereon from all sources, including prior distribution of cash flow. Any such compensation shall not exceed 3% of the gross sales price or 50% of the standard real estate brokerage commission, whichever is less.  Upon the sale of small piece of land at Bradford Square on October 9, 2001, $3,150 real estate selling commission was paid to ARVAL. In the year ended December 31, 2000, $240,060 real estate selling commission was paid to ARVAL upon the sale of Bradford Square.  In the years ended December 31, 2001 and 2002 no real estate selling commissions were paid to ARVAL.

Subordinated Incentive Compensation
(ARV Assisted Living, Inc.)

ARVAL is entitled to receive 15% of the proceeds of sale or refinancing subordinated to a return of initial Capital Contributions (as defined in ARVP III Limited Partnership Agreement) plus cumulative, but not compounded return on capital contributions varying from 8% to 10% per annum.  In 2002, 2001 and 2000, no incentive compensation was paid.

Partnership Interest
(General Partners)	1% of all items of capital, profit or loss, and liquidating distributions, subject to a capital account adjustment.

Reimbursed Expenses & Credit
Enhancement (General Partners)

ARVAL may receive fees for personal guarantees of loans made to the Partnership.  All of the Partnership’s expenses shall be billed directly to and paid by the Partnership. ARVAL may be reimbursed for the actual cost of goods and materials obtained from unaffiliated entities and used for or by the Partnership.  ARVAL will be reimbursed for administrative services necessary to the Partnership’s prudent operation, provided that such reimbursement is at the lower of its actual cost or the amount which the Partnership would be required to pay to independent parties for comparable administrative services in the same geographic location. The total reimbursements to ARVAL amounted to $3.0 million, $2.5 million, and $3.2 million for the years ending December 31, 2002, 2001 and 2000, respectively.

Finder Fees
(ARV Assisted Living, Inc.)

ARVAL received finder fees in conjunction with obtaining grants for the rehabilitation of Cedar Villas and Villa Azusa. The finders fees amount to 10% of the total grant money received by the Partnership. No finder fees for the years ending December 31, 2002, 2001 and 2000 were paid.

Indemnity Fees
(General Partners)

ARVAL received $96,000 in 1993 for indemnifying and holding UHSI, Costa and Husky harmless from any liabilities as a result of ARVP III buy out of them.  No indemnity fees for the years ending December 31, 2002, 2001 and 2000 were paid.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Limited Partnership Units	ARV Assisted Living, Inc. 245 Fischer Ave., D-1 Costa Mesa, CA 92626	9,797 units Direct ownership	52.5%

          There are no equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Other than the compensation earned by ARVAL, as set out under item 11 above, no general partner or Affiliate receives any direct or indirect compensation from the Partnership.   ARVAL receives a management fee of 5% of Gross Revenues (as defined in the ARVP III Limited Partnership Agreement).  Because these fees are payable without regard to whether particular communities are generating cash flow or otherwise benefiting the Partnership, a conflict of interest could arise in that it might be to the advantage of the Partnership’s General Partner that a community be retained or re-financed rather than sold.  On the other hand, an affiliate of the General Partner may earn a real estate commission on sale of a property, creating incentive to sell what might be a profitable property.

          The General Partner has authority to invest our funds in properties or entities in which it or any of its affiliate has an interest, provided the Partnership acquires a controlling interest.  In any such investment, duplicate property management or other fees will not be permitted.  ARVAL or any of its affiliates may, however, purchase property in their own names and temporarily hold title to facilitate acquisition for the Partnership, provided that such property is purchased by the Partnership at cost (including acquisition, closing and carrying costs).  ARVAL will not commingle the Partnership’s funds with those of any other person or entity.

          Conflicts of interest exist to the extent that communities owned or operated compete, or are in a position to compete, for residents, general managers or key employees with assisted living facilities owned or operated by ARVAL and any of its affiliates in the same geographic area.  ARVAL may seek to reduce any such conflicts by offering such persons their choice of residence or employment on comparable terms in any community.

          Further conflicts may exist if and to the extent that other affiliated owners of ALCs seek to refinance or sell at the same time the Partnership does.  ARVAL may seek to reduce any such conflicts by making prospective purchasers aware of all properties available for sale.

ITEM 14. CONTROLS AND PROCEDURES

          American Retirement Villas Properties III L.P.’s  General Partner, by its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our design and operation of disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this annual report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has  been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Report:

(1) Financial Statements
• Independent Auditors’ Report;
• Consolidated Balance Sheets - December 31, 2002 and 2001;
• Consolidated Statements of Operations - Years ended December 31, 2002, 2001 and 2000;
• Consolidated Statements of Partners’ Capital - Years ended December 31, 2002, 2001 and 2000;
• Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000;
• Notes to Consolidated Financial Statements;

(2) Financial Statement Schedules:
• Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation and Amortization – December 31, 2002.

All other financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(3) Exhibits

	Exhibit Number	Description

	10.17	Second Amendment to Multifamily Note between Retirement Inns III, LLC and Red Mortgage Capital, Inc. (Incorporate by reference to Exhibit 10.17 on Form 10-Q for the fiscal quarter ended 06-30-02)

10.18

Second Amendment to Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between Retirement Inns III, LLC and Red Mortgage Capital, Inc. (Incorporate by reference to Exhibit 10.17 on Form 10-Q for the fiscal quarter ended 06-30-02)

	10.19	Master Modification Agreement between Retirement Inns III, LLC and Red Mortgage Capital, Inc. (Incorporate by reference to Exhibit 10.17 on Form 10-Q for the fiscal quarter ended 06-30-02)

	10.20	Guaranty Agreement between Retirement Inns III, LLC and Red Mortgage Capital, Inc. (Incorporate by reference to Exhibit 10.17 on Form 10-Q for the fiscal quarter ended 06-30-02)

	10.21	Cash Collateral Pledge Agreement between Retirement Inns III, LLC and Red Mortgage Capital, Inc. (Incorporate by reference to Exhibit 10.17 on Form 10-Q for the fiscal quarter ended 06-30-02)

	10.22	Third Amendment to Multifamily Note between Retirement Inns III, LLC and Red Mortgage Capital, Inc. (Incorporate by reference to Exhibit 10.17 on Form 10-Q for the fiscal quarter ended 09-30-02)

10.23

Second Master Modification Agreement between Retirement Inns III, LLC, ARV Assisted Living, Inc. and Red Mortgage Capital, Inc. (Incorporate by reference to Exhibit 10.17 on Form 10-Q for the fiscal quarter ended 09-30-02)

	99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K. The Partnership filed a report on Form 8-K on January 13, 2003 regarding the proposed merger between ARV Assisted Living, Inc. the Partnership’s general partner and Prometheus Assisted Living, LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P. A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.

ARV ASSISTED LIVING, INC.

By:	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale Chief Executive Officer

Date: March 28, 2003

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS M. PASQUALE	Chief Executive Officer	March 28, 2003
(Principal Executive Officer)
Douglas M. Pasquale

/s/ ABDO H. KHOURY	President and Chief Financial Officer	March 28, 2003
(Principal Financial & Accounting Officer)
Abdo H. Khoury

/s/ JOHN A. MOORE	Director	March 28, 2003

John A. Moore

/s/ DAVID P. COLLINS	Director	March 28, 2003

David P. Collins

/s/ MAURICE J. DEWALD	Director	March 28, 2003

Maurice J. DeWald

/s/ ROBERT C. LARSON	Director	March 28, 2003

Robert C. Larson

CERTIFICATIONS

I, Douglas M. Pasquale, certify that:

1. I have reviewed this annual report on Form 10-K of American Retirement Villas Properties III, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale Chief Executive Officer of ARV Assisted Living, Inc. Managing General Partner

I, Abdo H. Khoury, certify that:

1. I have reviewed this annual report on Form 10-K of American Retirement Villas Properties III, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ ABDO H. KHOURY

Abdo H. Khoury President and Chief Financial Officer of ARV Assisted Living, Inc. Managing General Partner

AMERICAN RETIREMENT VILLAS
PROPERTIES III, L.P.
(A California Limited Partnership)

Annual Report – Form 10-K

Consolidated Financial Statements and Schedule

Items 8 and 15(a)

December 31, 2002, 2001 and 2000

(With Independent Auditors’ Report Thereon)

Annual Report – Form 10-K

Items 8 and 15(a)

All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

Independent Auditors’ Report

To ARV Assisted Living, Inc.
   as the Managing General Partner
   of American Retirement Villas Properties III, L.P.:

We have audited the consolidated financial statements of American Retirement Villas Properties III, L.P., a California limited partnership, and subsidiaries, as listed in the accompanying index.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These consolidated financial statements and  financial statement schedule are the responsibility of management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Villas Properties III, L.P. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Orange County, California
February  28, 2003

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(A California Limited Partnership)

Consolidated Balance Sheets

December 31, 2002 and 2001
(In thousands, except units)

	2002	2001

Assets
Properties, at cost:
Land	$1,549	$1,549
Building and improvements, less accumulated depreciation of $3,088 and $2,822 in 2002 and 2001, respectively	9,701	9,811
Furniture, fixtures and equipment, less accumulated depreciation of $1,034 and $805 in 2002 and 2001, respectively	371	453

Net properties	11,621	11,813
Cash and cash equivalents	1,411	2,903
Restricted cash	—	85
Loan fees, less accumulated amortization of $91 and $311 in 2002 and 2001, respectively	265	146
Collateral deposit	2,000	—
Other assets, including impound accounts of $352 and $811 in 2002 and 2001, respectively	601	934

	$15,898	$15,881

Liabilities and Partners’ Capital
Notes payable to banks	$17,570	$13,736
Accounts payable	202	262
Accrued expenses	489	565
Amounts payable to affiliates	68	43
Distributions payable to Partners	49	74

Total liabilities	18,378	14,680

Partners’ capital (deficit):
General partner	(2)	(2)
Special Limited Partners	(181)	(142)
Limited partners, 18,666 units outstanding at December 31, 2002 and 2001	(2,297)	1,345

Total partners’ capital (deficit)	(2,480)	1,201

	$15,898	$15,881

See accompanying notes to the consolidated financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(A California Limited Partnership)

Consolidated Statements of Operations

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(In thousands except per unit data)
Revenues:
Rent	$6,061	$6,037	$7,582
Assisted living	575	714	1,115
Interest	135	148	158
Other	130	137	139

Total operating revenues	6,901	7,036	8,994

Costs and expenses:
Rental property operations (including $2,312, $2,212, and $2,834 related to affiliates in 2002, 2001 and 2000, respectively)	3,419	3,476	4,419
Assisted living (including $449, $516, and $676 related to affiliates in 2002, 2001 and 2000, respectively)	453	522	685
General and administrative (including $217, $238, and $297 related to affiliates in 2002, 2001 and 2000, respectively)	344	771	403
Depreciation and amortization	814	771	1,104
Property taxes	188	185	228
Advertising	84	76	103
Interest	1,466	1,225	1,410

Total operating costs and expenses	6,768	7,026	8,352

Operating income	133	10	642
(Loss) gain on sale of properties	—	(15)	4,823

Income (loss) from operations before franchise taxes, minority interest in income of majority owned entities and extraordinary loss	133	(5)	5,465
Franchise taxes	(11)	(10)	(10)
Minority interest in income of majority owned entities	—	—	(1,344)

Income (loss) from operations before extraordinary loss	122	(15)	4,111
Extraordinary loss from extinguishment of debt	—	(66)	—

Net income (loss)	$122	$(81)	$4,111

Net income (loss) per limited partner unit	$6.47	$(4.30)	$218.04

See accompanying notes to the consolidated financial statements

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(A California Limited Partnership)

Consolidated Statements of Partners’ Capital

Years ended December 31, 2002, 2001 and 2000

	General Partner	Special Limited Partners	Limited Partners	Total Partners’ Capital

	(in thousands except per unit data)
Balance (deficit) at December 31, 1999	(139)	—	2,139	2,000
Change in status of general partners to special limited partners	137	(137)	—	—
Distribution to partners ($226.99 per limited partner unit)	—	(42)	(4,237)	(4,279)
Net income	—	41	4,070	4,111

Balance (deficit) at December 31, 2000	(2)	(138)	1,972	1,832
Distribution to partners ($29.33 per limited partner unit)	—	(2)	(548)	(550)
Net loss	—	(2)	(79)	(81)

Balance (deficit) at December 31, 2001	(2)	(142)	1,345	1,201
Distribution to partners ($201.60 per limited partner unit)	—	(40)	(3,763)	(3,803)
Net income	—	1	121	122

Balance (deficit) at December 31, 2002	$(2)	$(181)	$(2,297)	$(2,480)

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(A California Limited Partnership)

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(In thousands except per unit data)
Cash flows from operating activities:
Net income (loss)	$122	$(81)	$4,111
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	814	771	1,104
Gain on sale of properties	—	—	(4,823)
Extraordinary loss from extinguishment of debt	—	66	—
Minority interest in income of majority owned entities	—	—	1,344
Change in assets and liabilities:
Decrease in restricted cash	85	83	—
Decrease in accounts receivable	—	—	47
Increase in other assets	(44)	(42)	(101)
Increase (decrease) in accounts payable and accrued expenses	(136)	212	13
Increase (decrease) in amounts payable to affiliates	25	(201)	126

Net cash provided by operating activities	866	808	1,821

Cash flows from investing activities:
Additions to properties, net	(535)	(332)	(168)
Proceeds from sales of properties, net	—	—	7,738

Net cash (used in) provided by investing activities	(535)	(332)	7,570

Cash flows from financing activities:
Borrowing under refinancing	4,000	5,783	—
Principal repayments on notes payable to banks and others	(166)	(5,223)	(2,488)
Capital expenditure replacement reserve	378	(549)	—
Loan fees paid	(207)	(89)	(58)
Mortgage insurance	—	(29)	—
Collateral deposit under refinancing	(2,000)	—	—
Distributions paid	(3,828)	(5,924)	(577)

Net cash (used in) financing activities	(1,823)	(6,031)	(3,123)

Net (decrease) increase in cash and cash equivalents	(1,492)	(5,555)	6,268
Cash and cash equivalents at beginning of year	2,903	8,458	2,190

Cash and cash equivalents at end of year	$1,411	$2,903	$8,458

Supplemental cash flow information – cash paid during the year for interest	$1,415	$1,241	$1,508

Supplemental disclosure of noncash financing activities – distribution accrued to partners	$49	$74	$5,447

See accompanying notes to the consolidated financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(1)     Summary of Significant Accounting Policies

          Principles of Consolidation

   The consolidated financial statements of American Retirement Villas Properties III, L.P. (the “Partnership” or “ARVP III”) include the accounts of the Partnership, ARVP III/Bradford Square, L.P. (ARVP III/BS), Retirement Inns III, LLC and ARV Chandler Villas, L.P. The Retirement Inns III, LLC and ARV Chandler Villas L.P. are 100% owned and therefore consolidated into the Partnership. Bradford Square was sold on December 31, 2000.

   ARVP III was the 50% general partner of ARVP III/BS. The Partnership accounted for ARVP III/BS using the principles of accounting applicable to investment in subsidiaries (consolidation). All inter-company balances and transactions had been eliminated in consolidation. Minority interest represented the minority partners’ cost to acquire the minority interest adjusted by their proportionate share of subsequent earnings, losses and distributions. As a managing general partner, pursuant to the ARVP III/BS limited partnership agreement, the general partner had full, exclusive and complete discretion and authority to control the partnership’s business and affairs as if it were a partnership without limited partners. The limited partner shall not participate in control of the partnership business and have only the voting rights provided by the limited partnership agreement as follows: “Limited Partner shall not have the right or power to (a) withdraw or reduce their Capital Contribution; (b) bring an action for partition against the partnership; (c) cause the termination or dissolution of the partnership; (d) demand or receive property other than cash in return for its Capital.” However, with the written consent of the limited partner, the Partnership, as general partner, may (a) dissolve or wind up, (b) sell or refinance the project, (c) change the nature of the partnership’s business, or (d) admit new general partner(s). Management believes that the general partner had control consistent with the requirements of paragraph 9 of SOP 78-9 and that the rights the limited partner had are protective rights as discussed in EITF 96-16.

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

     The Partnership reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Partnership estimates the future undiscounted cash flows expected to result from using the assets and eventually disposing of them.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset’s fair value.

Use of Estimates

     In the preparation of the Partnership’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management has made estimates and assumptions that affect the following:

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

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Impound Accounts

     The lender holds certain of the Partnership’s funds in impound accounts for payment of property taxes, insurance premiums and future property improvements (replacement reserves) on these properties.  The Partnership includes these impound accounts in other assets.

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

Revenue Recognition

     ARVP III enters into residency agreements with residents that are on a month-to-month basis.   ARVP III applies advance deposits to the first month’s rent.  Revenue is recognized in the month earned for rent and assisted living services.

General Liability Insurance

     The Partnership utilizes third-party insurance for losses and liabilities associated with general and professional liability claims subject to established deductible levels on a per occurrence basis.  Losses up to these deductible levels are accrued based upon the Partnership’s estimates of the aggregate liability for claims incurred based on the Partnership’s experience.

Advertising Costs

The Partnership expenses all advertising costs as they are incurred.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(A California Limited Partnership)

Notes to Consolidated Financial Statements, Continued

Reclassification

The Partnership has reclassified certain prior amounts to conform to the December 31, 2002 presentation.

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

     Following are the Partnership’s assets and liabilities as determined in accordance with generally accepted accounting principles (GAAP) and for Federal income tax reporting purposes at December 31 (in thousands)

	2002		2001

	GAAP basis	Tax basis (1)	GAAP basis	Tax basis (1)

Total assets	$15,898	$19,931	$15,881	$17,195

Total liabilities	$18,378	$18,378	$14,680	$14,680

Following are the differences between the financial statement and tax return income (in thousands):

	2002	2001	2000

Net income (loss) per financial statements	$122	$(81)	$4,111
Guaranteed payments (1)	397	436	502
Depreciation differences on properties (1)	197	4	(40)
Amortization differences on intangible assets (1)	4	99	75
Deferred income (1)	(30)	55	(3)
(Loss) gain on sale of assets (1)	—	1	74
Other (1)	28	70	(2)

Total income per Federal tax return (1)	$718	$584	$4,717

(1) Unaudited.

Net Income (Loss) per Limited Partner Unit

Net income (loss) per limited partner unit was based on the weighted-average number of limited partner units outstanding of 18,666 in 2002, 2001 and 2000.

New Accounting Pronouncements Not Yet Adopted

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No 13, and Technical Corrections.”  SFAS No. 145 eliminates the requirement to classify gains and losses from the

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(A California Limited Partnership)

Notes to Consolidated Financial Statements, Continued

extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged.  The only impact the Partnership expects of adopting SFAS No. 145 is the reclassification of prior year extraordinary losses to interest expense.

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

     In November 2002, the Emerging Issues Task Force (“EITF”) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after December 15, 2002.  Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory.  The Partnership does not believe that the adoption of EITF 00-21 will have a material impact on the consolidated financial statements.

(2)	Organization and Partnership Agreement

     ARVP III was formed on June 28, 1989 for the purpose of acquiring, developing and operating assisted living and senior apartment communities.  The term of the Partnership is 60 years and may be dissolved earlier under certain circumstances.  We commenced operations on December 28, 1989 when the minimum number of units (1,250) had been sold.

     Limited partner units (minimum of 2 units per investor for Individual Retirement Accounts, KEOGH’S and pension plans and 5 units for all other investors) were offered for sale to the general public.  Each limited partner unit represents a $1,000 capital contribution.  There were 18,666 Limited Partner units sold through the end of the offering in October 1992 which represented a cumulative capital investment of $18,666,000, net of units repurchased and resold.  Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions.

     The Partnership’s General Partner is ARV Assisted Living, Inc. (“ARVAL”), a Delaware corporation, and the individual Special Limited Partners are John A. Booty, John S. Jason, Gary L. Davidson, Tony Rota and David P. Collins.  The Special Limited Partners are not required to make capital contributions to the Partnership.

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

     Upon any sale, refinancing or other disposition of its real properties, distributions are to be made 0.01% to the General Partner, 0.99% to the Special Limited Partners and 99% to the Limited Partners until the Limited Partners

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(A California Limited Partnership)

Notes to Consolidated Financial Statements, Continued

have received an amount equal to 100% of their capital contributions plus an amount ranging from 8% to 10% (depending upon the timing of the Limited Partner’s investment) of their capital contributions per annum, cumulative but not compounded, from the date of each Partner’s investment.  The cumulative return is to be reduced, but not below zero, by the aggregate amount of prior distributions from all sources.  Thereafter, distributions are 15% to the General Partner and Special Limited Partners, and 85% to the Limited Partners, except that after the sale of the properties, the proceeds of sale of any last remaining assets owned by the Partnership are to be distributed in accordance with positive capital account balances.

     In response to a hostile offer and the consent solicitation, the General Partner, through ARVP Acquisition, L.P., a California limited partnership wholly-owned by the General Partner, commenced a tender offer on October 18, 2001 for 10,000 outstanding partnership units of ARVP III for $360 per unit.  The General Partner amended the tender offer on October 31, 2001 and increased the offer price to $400 per unit from $360 per unit, increased the number of Units it was seeking to purchase from 10,000 units to all outstanding Units, and reduced the minimum number of Units that must be tendered before it is required to purchase any Units to 30% of the outstanding Units (the “Amended Offer”).

     Prior to the tender offer ARVAL owned approximately 58 units.  At the close of the tender offer on December 14, 2001 ARVAL had acquired 9,667 units or 51.8% of all outstanding units.  As of December 31, 2002, ARVAL owns 9,797 units or approximately 52.5% of the limited partnership units.  As such, ARVAL has controlling interest in the Partnership.

(3)	Transactions with Affiliates

ARVP III’s properties are managed by ARVAL.  For this service the Partnership pays a property management fee of 5% of gross revenues totaling $338,000, $345,000, and $442,000, for the years ended December 31, 2002, 2001 and 2000, respectively.  Additionally, the Partnership pays a partnership management fee of 10% of cash flow before distributions, as defined in the Partnership Agreement, amounting to $59,000, $92,000, and $178,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Payment of the partnership management fee out of cash flow is subordinated to a quarterly noncumulative distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of Capital Contributions allocated to each property.

     The Partnership reimburses ARVAL for certain expenses, such as payroll and retirement benefit expenses, repairs and maintenance, and supplies expenses paid on the Partnership’s behalf.  The total reimbursements to ARVAL, are included in rental property operations and general and administrative expenses in the accompanying statements of operations and amounted to  $2,978,000, $2,530,000, and $3,160,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     In consideration for services rendered with respect to property acquisitions, the Managing General Partner is paid a property acquisition fee of a maximum of 2% of the gross offering proceeds.  In addition, the Managing General Partner is entitled to a development, processing and renovation fee of a maximum of 3.5% of gross offering proceeds allocated to a particular project.  The Managing General Partner is also entitled to a maximum fee of 4.5% of gross offering proceeds for rent-up and staff training services.  There were no property acquisition and development or processing and renovation fees paid during the three years ended December 31, 2002.

The Partnership paid ARVAL $3,150 in real estate selling commission fees upon the sale of remaining land at Bradford Square on October 9, 2001.

Amounts payable to affiliates at December 31, 2002 and 2001 include expense reimbursements and accrued property management and partnership management fees.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(A California Limited Partnership)

Notes to Consolidated Financial Statements, Continued

(4)	Properties

The following table sets forth, as of December 31, 2002 the location of each our ALCs, the date on which operations commenced at each such ALC, the number of units at each ALC, and our interest in each ALC.

Community	Location	Commenced Operations	Units

Chandler Villas	Chandler, AZ	September 1992	164
Villa Las Posas	Camarillo, CA	December 1997	123

ARVP III/Bradford Square Ltd.

     On December 18, 1990, ARVP III entered into a limited partnership, ARVP III/BS, with an unrelated third party, Bradford Square Ltd.  Both partners made an initial $1,000 cash contribution.  The Partnership was the Managing General Partner and Bradford Square Ltd. was the Limited Partner, each with a 50% interest.  Pursuant to the agreement, Bradford Square Ltd. contributed an existing community (Bradford Square), to ARVP III/BS, and, ARVP III contributed cash.  Income and loss was generally allocated to the Managing General Partner and Bradford Square, Ltd. based on their partnership interests.   The partnership agreement was terminated December 31, 2000.

     Under the limited partnership agreement between Bradford Square Ltd., and ARVP III, the Partnership received a 9% preferred return on 125% of amounts contributed to the partnership.  The remaining cash flow from operations was divided equally between Bradford Square Ltd and ARVP III.  During 2000,  the Partnership received a preferred return of $ 218,000.  There was no preferred return in the year of 2001 and 2002.

Sale of Property – ARVP III/Bradford Square Ltd.

     On December 21, 2000 the Partnership sold ARVP III/BS for $8,002,000.  Under the limited partnership agreement between Bradford Square Ltd., and ARVP III, the distribution of assets on liquidation of the partnership was made in the following orders:

First, to ARVP III one hundred twenty five percent (125%) of the cash contributions made to the Partnership;

Second, in proportion to and to the extent of the positive balance of respective capital accounts as of the date of distribution; and

Third, the balance shall be paid 50% to Bradford Square, L.P. and 50% to ARVP III.

In January 2001, the Partnership received a distribution of $3,622,000 from the sale of Bradford Square.

Sale of Property – Heritage Pointe Claremont

     In September 1993, we contracted to sell our then owned Heritage Pointe Claremont property to Claremont Senior Partners (“CSP”) for $12,281,900. Our General Partner is a special limited partner of CSP. The transaction closed on December 30, 1993. The consideration we received from CSP in the sale of Heritage Pointe Claremont consisted of both $10,000 in cash and cash equivalents and $12,271,900 in the form of a promissory note.

     The promissory note bears interest at 8.0% and the outstanding balance and interest are payable from excess cash flows as defined in the CSP partnership agreement.  The promissory note is secured by certain CSP partners’ interests in CSP and matures January 25, 2010.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(A California Limited Partnership)

Notes to Consolidated Financial Statements, Continued

     Upon the receipt of the principal and interest payment from CSP in April 1996 and January 1995, a sufficient investment as defined by Statements of Financial Accounting Standards Board No. 66 was made and the sale was recognized.  As CSP’s excess cash flows do not currently exceed the interest payment requirements, SFAS 66 requires profit on the sale to be recognized under the cost recovery method as payments are received on the notes.  The Partnership received interest payments on this note totaling $85,000, $30,000, $12,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

Notes Payable to Banks

At December 31, 2002 and 2001, notes payable to banks included the following (in thousands):

	2002	2001

Note payable to the bank, bearing interest at 8.50% and 9.15% respectively; monthly principal and interest payment of $96 and $69 for 2002 and 2001, respectively; due January 2004; collateralized by an ALC as described below.	$11,846	$7,979
Note payable to the bank, bearing interest at 8.06%. Monthly principal and interest payment of $41; due February 2036; collateralized by an ALC as described below.	5,724	5,757

	$17,570	$13,736

The annual principal payments of notes payable as of December 31, 2002 are as follows (in thousands):

Year ending December 31:

2003	$192
2004	11,729
2005	42
2006	46
2007	49
Thereafter	5,512

$17,570

     Due to a failed financing in 1998, the Partnership paid the lender approximately $0.7 million of fees for an interest rate lock and $0.10 million for loan commitment and other fees.  The lender terminated the loan commitment and underlying interest rate lock in October 1998 due to adverse market conditions.  The lender returned $0.2 million of the interest rate lock fees in January 1999.  After pursuing legal action against the lender, the Partnership received an additional refund in the amount of $112,000 of the interest rate lock fees in July 2000 as full and final settlement.  The Partnership has included the amount received in July 2000 as a reduction of  interest expense in the accompanying statements of operations for the year ended December 31, 2000.

     On June 28, 1999 the Partnership completed the first refinancing of the ALCs.  The two ALCs secure the loan; in addition, ARV Assisted Living,  is a guarantor on the loan for fraud, material misrepresentation and certain covenants.  As part of the loan requirements, the Partnership created a wholly owned subsidiary Retirement Inns III, LLC as a special purpose entity.  The loan term is for 24 months with a lender option to extend for 10 years.  The interest rate is 9.15% per annum and the payments are based upon a 25 year principal and interest amortization schedule.

The General Partner’s Board of Directors approved a second refinancing of the assisted living communities in March 2000 to:

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(A California Limited Partnership)

Notes to Consolidated Financial Statements, Continued

	•	take advantage of lower fixed interest rates available at the time through the commercial mortgage-backed security market;
	•	provide a return of equity to ARVP III limited partners; and
	•	borrow against the increased value of these properties.

     On January 9, 2001 ARVP III refinanced one of the two ALCs with a thirty-five year HUD insured loan, bearing interest at 8.06%. The prior debt was extinguished, resulting in an extraordinary loss due to the remaining costs, which were written off at the time of the refinancing.  With respect to the loan on the other ALC, on February 1, 2002, the lender agreed to increase the principal sum of the loan to $11,980,000, the maturity date was extended to July 1, 2003 and the interest rate was changed to 8.50% per annum.  As a condition to the extension, the principal increase and the rate change, the lender required a $2.0 million cash collateral deposit, and the Partnership’s Managing General Partner to guaranty $1.0 million of the loan, which was secured in part by (i) a pledge of partnership interests in ARVP III, and  (ii) a pledge of partnership interests in San Gabriel Retirement Villa, a California Limited Partnership (“SGRV”). On September 20, 2002, the lender agreed to further extend the maturity date of the loan to January 1, 2004.

(6)	Employee Benefit Plans

     Effective January 1, 1997, ARVAL established a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  ARVAL matches 25% of each employee’s contributions up to a maximum of 6% of the employee’s earnings.  Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January1).  ARVAL matches employees’ contributions beginning on the first enrollment date following one year of service or 1,000 hours of service.  The Partnership’s Savings Plan expense was $6,000, $6,000 and $8,000 (as a reimbursement to ARVAL) for the years ended December 31, 2002, 2001and 2000.

(7)	Disclosures about the Fair Value of Financial Instruments

     The estimated fair value of the Partnership’s financial instruments has been determined using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, these estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, collateral deposit, restricted cash, other assets, accounts payable, accrued liabilities, amount payable to affiliates and distributions payable to partners approximate fair value due to the short-term nature of these instruments. The notes payable terms and rates approximate those currently available in the market. Therefore, the Partnership believes that the carrying value approximates fair value.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.
(A California Limited Partnership)

Notes to Consolidated Financial Statements, Continued

(8)	Quarterly Financial Information (Unaudited)

	For the Quarter Ended

	December 31	September 30	June 30	March 31

	(In thousands)
2002
Total revenue	$1,717	$1,715	$1,726	$1,743
Operating income (loss)	36	27	(13)	83
Net income (loss)	33	23	(17)	83
Net income (loss) per limited partner unit	$1.74	$1.22	$(0.90)	$4.41
2001
Total revenue	$1,729	$1,774	$1,762	$1,771
Operating income (loss)	(338)	92	144	112
Net income (loss)	(290)	24	139	46
Net income (loss) per limited partner unit	$(15.38)	$1.27	$7.37	$2.46

Schedule III

AMERICAN RETIREMENT VILLAS PROPERTIES III
(A California Limited Partnership)

Real Estate and Related Accumulated Depreciation and Amortization

December 31, 2002
(In thousands)

	Initial cost				Gross amount

Description	Encumbrances	Land	Buildings and improvements	Costs Capitalized subsequent to acquisition	Land	Buildings and improvements	Total(1)	Accumulated depreciation	Date of acquisition	Depreciable lives (years)

Villa Las Posas	$11,846	1,210	572	8,560	1,249	9,093	10,342	1,674	December 1987	27 ½ years
Chandler Villas	5,724	300	2,902	794	300	3,696	3,996	1,414	September 1990	27 ½ years

	$17,570	$1,510	$3,474	$9,354	$1,549	$12,789	$14,338	$3,088

(1) The aggregate cost for Federal income tax purpose is $13,433 as of December 31, 2002.

Following is a summary of investment in properties for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Balance at beginning of year	$14,182	$14,031	$17,968
Transfer of cost from other fixed assets	—	—	—
Improvements/construction	346	151	62
Write off /disposals	(190)	—	(3,999)

Balance at end of year	$14,338	$14,182	$14,031

Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000

Balance at beginning of year	$2,822	$2,371	$2,976
Transfer of accumulated depreciation from other fixed assets	—	—	—
Additions charged to expense	456	451	566
Write off /disposals	(190)	—	(1,171)

	$3,088	$2,822	$2,371

See accompanying independent auditors’ report.