Form 10-Q
period 2003-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 2003-05-15
CIK 853274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO _______

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.

Yes ☒	No ☐

          The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $18,666,480 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of Units outstanding as of April 30, 2003 was 18,666.

          Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          The aggregate market value of the voting and q units held by non-affiliates computed by reference to the price at which the units were last sold was $18,666,480, as of June 30, 2002.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

American Retirement Villas Properties III, L.P.
(a California limited partnership)
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

	MARCH 31, 2003	DECEMBER 31, 2002

ASSETS
Properties, at cost:
Land	$1,549	$1,549
Buildings and improvements, less accumulated depreciation of $3,205 and $3,088 at March 31, 2003 and December 31, 2002, respectively	9,600	9,701
Furniture, fixtures and equipment, less accumulated depreciation of $304 and $1,034 at March 31, 2003 and December 31, 2002, respectively	358	371

Net properties	11,507	11,621

Cash and cash equivalents	1,338	1,411
Loan fees, less accumulated amortization of $117 and $91 at March 31, 2003 and December 31, 2002, respectively	242	265
Collateral deposit	2,000	2,000
Other assets, including impound accounts	812	601

	$15,899	$15,898

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIENCY)
Notes payable	$17,524	$17,570
Accounts payable	106	167
Accrued expenses	513	489
Amounts payable to affiliate	50	68
Tenant prepaid rent and assisted living services	11	35
Distributions payable	49	49

Total liabilities	18,253	18,378

Commitments and contingencies
Partners’ capital (deficit):
General partners’ capital	(2)	(2)
Special limited partners	(180)	(181)
Limited partners’ capital, 18,666 units outstanding	(2,172)	(2,297)

Total partners’ capital (deficiency)	(2,354)	(2,480)

	$15,899	$15,898

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties III, L.P.
(a California limited partnership)
Condensed Consolidated Statements of Operations
(Unaudited)
 (In thousands, except unit data)

	FOR THE THREE MONTHS ENDED MARCH 31,

	2003	2002

Revenues:
Rent	$1,604	$1,532
Assisted living	134	163
Interest	5	12
Other	60	36

Total revenues	1,803	1,743

Costs and expenses:
Rental property operations	857	862
Assisted living	100	136
General and administrative	93	59
Depreciation and amortization	180	179
Property taxes	49	46
Advertising	24	29
Interest	374	349

Total costs and expenses	1,677	1,660

Net income	$126	$83

Per limited partner unit:
Net income	$6.68	$4.41

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties III, L.P.
(a California limited partnership)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,

	2003	2002

Cash flows from operating activities:
Net income	$126	$83
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180	179
Change in assets and liabilities:
Restricted cash	—	(1)
Other assets	(133)	(17)
Tenant prepaid rent and services	(24)	(64)
Accounts payable and accrued expenses	(37)	(120)
Amounts payable to affiliates, net	(18)	7

Net cash provided by operating activities	94	67

Cash flows used in investing activities:
Capital expenditures	(130)	(93)

Net cash used in investing activities	(130)	(93)

Cash flows used in financing activities:
Principal repayments on notes payable	(46)	(28)
Borrowing under refinancing	—	4,000
Replacement reserve under refinancing	11	(20)
Loan fees paid	(2)	(122)
Collateral deposit under refinancing	—	(2,000)
Distributions paid	—	(3,656)

Net cash used in financing activities	(37)	(1,826)

Net decrease in cash and cash equivalents	(73)	(1,852)
Cash and cash equivalents at beginning of period	1,411	2,903

Cash and cash equivalents at end of period	$1,338	$1,051

Supplemental disclosure of cash flow information - cash paid during the period for interest	$366	$322

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties III, L.P.
(a California limited partnership)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2003

(1)     CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

Basis of Presentation

          The accompanying condensed consolidated financial statements of American Retirement Villas Properties III, L.P. (“the Partnership” or “ARVPIII”) are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.

          The condensed consolidated financial statements include all normal and recurring adjustments that the Partnership considers necessary for the fair presentation of our financial position and operating results.  For further information, refer to the consolidated financial statements and notes in the Partnership’s Form 10-K for fiscal year ended December 31, 2002, which is on file with the SEC.

          The results of operations can vary during each quarter of the year.  Therefore, the results and trends in these interim consolidated financial statements may not be the same as those for the full year.

Basis of Accounting

          The Partnership’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

          The condensed consolidated financial statements of the Partnership include the accounts of the Partnership, Retirement Inns III, LLC and ARV Chandler Villas, L.P.  Retirement Inns III, LLC and ARV Chandler Villas L.P. are 100% owned by the Partnership. All intercompany balances and transactions have been eliminated in consolidation.

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

Impound Accounts

          The lenders hold certain Partnership’s funds in impound accounts for payment of property taxes, insurance premiums and future property improvements (replacement reserves) on these properties.  The Partnership includes these impound accounts in other assets. At March 31, 2003 and December 31, 2002 the impounds were $430,000 and $352,000, respectively.

Collateral Deposit

          The Partnership was required by the lender to deposit $2.0 million dollars into a collateral deposit account held by the lender as part of the modification agreement to extend the maturity date, increase the debt and change the interest rate on one of the Partnership’s loans.

Loan Fees

          The Partnership amortizes loan fees using the effective interest method over the term of the respective notes payable, and includes them in other assets.

Revenue Recognition

          Residency agreements with residents are on a month-to-month basis. The Partnership applies advance deposits to the first month’s rent.  Revenue is recognized in the period in which services are provided.  Revenue received in advance of the period the services are performed is recorded in tenant prepaid rents and services.

General Liability Insurance

          The Partnership utilizes third-party insurance for losses and liabilities associated with general and professional liability claims subject to established deductible levels on a per occurrence basis.  Losses up to these deductible levels are accrued based upon the Partnership’s estimates of the aggregate liability for claims incurred based on the Partnership’s experience and appropriate actuarial principles.

Net Income Per Limited Partner Unit

          The Partnership based net income per limited partner unit on the weighted-average number of limited partner units outstanding of 18,666 in the quarters ended March 31, 2003 and 2002.  Special Limited Partners and General Partners share of earnings, 1% for both,  is deducted from earnings before computing earnings per limited partner unit.

Reclassifications

          The Partnership has reclassified certain prior period amounts to conform to the March 31, 2003 presentation.

New Accounting Pronouncements

          In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical

Corrections.”  SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other technical corrections to existing pronouncements.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. Adoption of this statement did not have a material effect on the Partnership’s consolidated financial statements.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Adoption of this statement did not have a material effect on the Partnership’s consolidated financial statements.

          In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 elaborates on the disclosure requirements for the annual and interim financial statements of the guarantor.  It also requires that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken.  The Partnership adopted the recognition and measurement provision of FIN No. 45 beginning January 1, 2003, while the disclosure provisions became effective at December 31, 2002.  Adoption of this interpretation did not have a material effect on the Partnership’s consolidated financial statements.

          In January 2003, FIN No. 46 “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, was issued.  FIN No. 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entity’s activities or the company receives a majority of the entity’s residual returns.  FIN No. 46 also requires certain disclosures about variable interest entities in which a company has a significant interest, regardless of whether consolidation is required.  The Partnership adopted the consolidation provisions of FIN No. 46 beginning January 1, 2003, while certain disclosures required became effective for all financial statements issued after January 31, 2003, regardless of when the variable interest entities were established.  The Partnership currently has no variable interest entities, therefore, the adoption of this interpretation had no effect on the Partnership’s condensed consolidated financial statements.

(2)     TRANSACTIONS WITH AFFILIATES

          The Partnership has an agreement with ARV Assisted Living, Inc. (“ARV”), our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $90,000 and $86,000 for the three-month periods ended March 31, 2003 and 2002, respectively.  Additionally, the Partnership accrues a partnership management fee of ten percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $27,000 and $15,000 for the three-month periods ended March 31, 2003 and 2002, respectively. The Partnership has significant transactions with affiliates, had the Partnership been operated as an unaffiliated entity the accompanying financial statements could have been materially different.

(3)     NOTES PAYABLE

          Notes payable consist of the following at March 31, 2003 and December 31, 2002 (in thousands):

	2003	2002

Note payable to the bank, bearing interest at 8.50% and 9.15%; monthly principal and interest payment of $96 and $69 for March 31, 2003 and December 31, 2002, respectively due January 2004 (See Subsequent Event footnote)	$11,808	11,846
Note payable to the bank, bearing interest at 8.06%. Monthly principal and interest payments of $41; due through February 2036; collateralized by various properties	5,716	5,724

Total notes payable	$17,524	$17,570

          The annual principal payments of the notes payable at March 31, 2003 are as follows (in thousands):

2004	$132
2005	150
2006	161
2007	171
2008	183
Thereafter	16,727

$17,524

          On January 9, 2001 ARVP III refinanced one of the two ALCs with a thirty-five year HUD insured loan, bearing interest at 8.06%. The prior debt was extinguished, resulting in an extraordinary loss due to the remaining costs, which were written off at the time of the refinancing.  With respect to the loan on the other ALC, on February 1, 2002, the lender agreed to increase the principal sum of the loan to $11,980,000, the maturity date was extended to July 1, 2003 and the interest rate was changed to 8.50% per annum.  As a condition to the extension, the principal increase and the rate change, the lender required a $2.0 million cash collateral deposit, and the Partnership’s Managing General Partner to guaranty $1.0 million of the loan, which was secured in part by (i) a pledge of partnership interests in ARVP III, and  (ii) a pledge of partnership interests in San Gabriel Retirement Villa, a California Limited Partnership (“SGRV”).  On April 10, 2003, our ALC completed their refinancing for $12.2 million which primarily paid off $11.8 million of existing loans; with a loan that is 35 year HUD insured, bearing interest at 6.05% per annum, with interest and principal payable monthly.

(4)     COMMITMENT AND CONTINGENCIES

          Other than the ordinary routine litigation that is incidental to, and arises in the normal course of, the business of the Partnership, there are no material legal proceeding pending against the Partnership. While the Partnership cannot predict the results with certainty, it does not believe that any liability from any such lawsuits or other matters will have a material effect on its financial position, results of operations, or liquidity.

(5)     SUBSEQUENT EVENT

          ARVAL announced that on January 3, 2003, ARVAL, Prometheus Assisted Living LLC (“Prometheus”) and Jenny Merger Corp., a wholly-owned subsidiary of Prometheus (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger  Agreement”). Pursuant to the Merger Agreement, on the terms and conditions set forth therein, Merger Sub will merge (the “Merger”) with and into ARVAL, with ARVAL as the surviving entity (the “Surviving Corporation”).  Upon consummation of the Merger, Prometheus will be the beneficial owner of 100% of the capital stock of the Surviving Corporation.  The Surviving Corporation will continue to be the managing General partner of ARVPIII.  On April 23, 2003, the stockholders of ARVAL, our Managing General Partner, approved the Merger.

          On April 10, 2003, one of our ALCs completed their refinancing for $12.2 million which primarily paid of $11.8 million of existing loans; with a loan that is 35 year HUD insured, bearing interest at 6.05% per annum, with interest and principal payable monthly.  In addition, the $2.0 million collateral deposit was released in May 2003.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          ARVAL announced that on January 3, 2003, ARVAL, Prometheus Assisted Living LLC (“Prometheus”) and Jenny Merger Corp., a wholly-owned subsidiary of Prometheus (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger  Agreement”). Pursuant to the Merger Agreement, on the terms and conditions set forth therein, Merger Sub will merge (the “Merger”) with and into ARVAL, with ARVAL as the surviving entity (the “Surviving Corporation”).  Upon consummation of the Merger, Prometheus will be the beneficial owner of 100% of the capital stock of the Surviving Corporation.  The Surviving Corporation will continue to be the managing General partner of ARVPIII.  On April 23, 2003, the stockholders of ARVAL, our Managing General Partner, approved the Merger.

RESULTS OF OPERATIONS

          The following table sets forth a comparison of the three months ended March 31, 2003 (the “2003 Quarter”) and the three months ended March 31, 2002 (the “2002 Quarter”). The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

Operating Results Before Extraordinary Item
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31,
			Increase/ (decrease)
	2003	2002

Revenues:
Rent	$1.60	$1.53	4.7%
Assisted living	0.13	0.16	(17.8)%
Interest and other	0.07	0.05	35.4%

Total revenues	1.80	1.74	3.4%

Costs and expenses:
Rental property operations	0.86	0.86	(0.6)%
Assisted living	0.10	0.14	(26.5)%
General and administrative	0.12	0.09	33.0%
Depreciation and amortization	0.18	0.18	0.6%
Property taxes	0.05	0.05	6.5%
Interest	0.37	0.34	7.2%

Total costs and expenses	1.68	1.66	1.0%

Net income	$0.12	$0.08	51.8%

          The increase in rental revenue of  $0.07 million, or 4.7%, from $1.53 million for the quarter ended March 31, 2002 to $1.60 million for the quarter ended March 31, 2003 primarily due to the following:

•	an increase in rent and assisted living average rate per occupied unit to $2,099 for the three months ended March 31, 2003 as compared with $2,017 for the three months ended March 31, 2002; and
•	the increase in average occupancy to 89.0% for the three months ended March 31, 2003 from 88.4% for the three months ended March 31, 2002.

          The decrease in assisted living revenue of $0.03 million from $0.16 million for the three-month period ended March 31, 2002 to $0.13 million for the three-month period ended March 31, 2003, or (17.8)% is primarily attributable to:

•

a decrease in the average number of assisted living residents to 71 residents for the three-month period ended March 31, 2003, as compared with 79 residents for the three-month period ended March 31, 2002; and

•	a decrease in the assisted living rate from $687 per month for the three-month period ended March 31, 2002 as compared with $628 per month for the three-months ended March 31, 2003.

          Rental property operations and assisted living expenses decreased $0.04 million, or (4.1)%, from $1.00 million for the three-month period ended March 31, 2002 to $0.96 million for the three-month period ended March 31, 2003, primarily due to:

•	decreased worker compensation expense, and
•	decreased other staff payroll costs, partially offset by
•	increased variable expenses, utilities, rental & lease, and repair & maintenance expenses.

          General and administrative expenses increased $0.03 million, or 33.0%, from $0.09 million for the quarters ended March 31, 2002 to $0.12 million for the quarter ended March 31, 2003 primarily due to an increase in general liability insurance costs.

          Depreciation and amortization expense is relatively constant for both three-month periods ended March 31, 2003 and 2002.

          The increase in interest expense of $0.03 million or 7.2% from $0.34 million for the three-month period ended March 31, 2002 to $0.37 million for the three-month period ended March 31, 2003,is primarily due to:

•	a higher mortgage balance resulting form refinancing; offset somewhat by
•	a lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

          We expect that cash generated from the operations of our properties will be adequate to pay operating expenses and provide distributions to our partners for the next 12 months.  On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.  During the quarter ended March 31, 2003 cash provided by operating activities was $0.09 million compared to $0.07 million during the quarter ending March 31, 2002.  The increase was primarily due to:

•	an increase in net income, adjusted by
•	depreciation and amortization expense; offset by
•	an increase in other assets;
•	a decrease in the net change in accounts payable and accrued expenses, and
•	a decrease in the net change in amounts payable to affiliates.

          During the three-month period ended March 31, 2003, our net cash used in investing activities was $0.13 million compared to cash used in investing activities of $0.09 million for the corresponding period in 2002.  The increase was a result of the physical improvements at our two assisted living communities.

          During the three-month period ended March 31, 2003, our net cash used in financing activities was $0.04 million compared to cash used in financing activities of $1.8 million for the corresponding period in 2002.  The financing activities for the three-months ended March 31, 2003 consist of:

•	principal repayments on notes payable; offset by
•	a decrease in the capital expenditure replacement reserve.

          We estimate that we will incur approximately $244,000 for capital expenditures during 2003 for physical improvements at our communities. As of March 31, 2003 we have made approximately $130,000 in capital expenditures.  Funds for these improvements are expected to be available from operations.

          In order to protect ourself against lawsuits and claims relating to general and professional liability, we currently maintain third party insurance policies in amounts and covering risks that are consistent with industry practice. Under the terms of such insurance policies, our coverage is provided subject to varying deductible levels and liability amounts. As the results of poor industry loss experience, a number of insurance carriers have stopped providing insurance coverage to the assisted living industry, and those remaining have drastically increased premiums and deductible amounts. Consistent with this trend, our general liability coverage is subject to significant deductible levels on a per occurrence basis for the nine-months ended December 31, 2001 and the three months ended March 31, 2002.  For the nine months ended December 31, 2002 and the three months ended March 31, 2003 our general liability deductible per occurrence has again been materially increased.   Losses up to these deductible levels are accrued based upon our estimates of the aggregate liability for claims incurred based on our experience and appropriate actuarial principles. As the result of these continuing increases in both deductible amounts and premiums, there can be no assurance that we will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

          Our Managing General Partner is not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from our operations or sale of properties. Our General Partner believes that if the inflation rate increases, they will be able to recover subsequent increases in operating expenses from higher rental and assisted living rates.

IMPACT OF INFLATION, DEFLATION AND CHANGING PRICES

          To date, inflation has not had a significant impact on the Partnership.  Inflation could, however, affect our future revenues and operating income due to our dependence on the senior resident population, most of who rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident’s unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future. The Partnership could be effected by deflation since, as noted above, we rely on seniors with relatively fixed incomes.

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

ITEM 3. QUANATITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Partnership is exposed to market risks related to fluctuations in the interest rates on our fixed rate notes payable. With respect to the Partnership’s fixed rate notes payable, changes in the interest rates affect the fair value of the notes payable, but not the Partnership’s earnings or cash flows.  The Partnership does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until the earlier of maturity and any required refinancing of such debt.  The Partnership does not currently have any variable interest rate debt and, therefore, are not subject to interest rate risk associated with variable interest rate debt. Currently, the Partnership does not utilize interest rate swaps.

ITEM 4.  CONTROLS AND PROCEDURES

          American Retirement Villas Properties III’s Managing General Partner, including the Chief Executive Officer and Chief Financial Officer of ARV Assisted Living, Inc., have conducted an evaluation of the effectiveness of our design and operation of disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this quarterly report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          Other than the ordinary routine litigation that is incidental to, and arises in the normal course of, the business of the Partnership, there are no material legal proceeding pending against the Partnership. While the Partnership cannot predict the results with certainty, it does not believe that any liability from any such lawsuits or other matters will have a material effect on its financial position, results of operations, or liquidity.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY-HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

The Partnership filed an 8-K report regarding a proposed merger agreement between our General Partner (ARV Assisted Living, Inc.) and Prometheus Assisted Living, LLC on January 17, 2003.

The Partnership filed an 8-K report regarding the change in independent accountants on May 9, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P., A CALIFORNIA LIMITED PARTNERSHIP, BY THE FOLLOWING PERSONS ON OUR BEHALF.

Date: May 14, 2003

ARV ASSISTED LIVING, INC.,
it’s managing General Partner

	By:	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale Chief Executive Officer

	By:	/s/ ABDO H. KHOURY

Abdo H. Khoury President and Chief Financial Officer

CERTIFICATIONS

I, Douglas M. Pasquale, certify that:

1. I have reviewed this annual report on Form 10-Q of American Retirement Villas Properties III, L.P.;

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

Date: May 14, 2003

	By:	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale Chief Executive Officer of ARV Assisted Living, Inc. Managing General Partner

I, Abdo H. Khoury, certify that:

1. I have reviewed this annual report on Form 10-Q of American Retirement Villas Properties III, L.P.;

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

Date: May 14, 2003

	By:	/s/ ABDO H. KHOURY

Abdo H. Khoury President and Chief Financial Officer of ARV Assisted Living, Inc. Managing General Partner