Form 10-Q
period 2003-06-30
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 2003-08-14
CIK 853274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $18,666,480 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of Units outstanding as of July 31, 2003 was 18,666.

     Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

     The aggregate market value of the voting and non-voting units held by non-affiliates computed by reference to the price at which the units were last sold was $18,666,480, as of June 30, 2003.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

American Retirement Villas Properties III, L.P.
(a California limited partnership)
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

	JUNE 30, 2003	DECEMBER 31, 2002

ASSETS
Properties, at cost:
Land	$1,549	$1,549
Buildings and improvements, less accumulated depreciation of $3,321 and $3,088 at June 30, 2003 and December 31, 2002, respectively	9,564	9,701
Furniture, fixtures and equipment, less accumulated depreciation of $339 and $1,034 at June 30, 2003 and December 31, 2002, respectively	523	371

Net properties	11,636	11,621
Cash and cash equivalents	3,639	1,411
Loan fees, less accumulated amortization of $136 and $91 at June 30, 2003 and December 31, 2002, respectively	322	265
Collateral deposit	—	2,000
Other assets, including impound accounts	793	601

	$16,390	$15,898

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIENCY)
Notes payable	$17,938	$17,570
Accounts payable	26	167
Accrued expenses	489	489
Amounts payable to affiliate	54	68
Tenant prepaid rent and assisted living services	100	35
Distributions payable	49	49

Total liabilities	18,656	18,378

Commitments and contingencies
Partners’ capital (deficit):
General partners’ capital	(2)	(2)
Special limited partners	(179)	(181)
Limited partners’ capital, 18,666 units outstanding	(2,085)	(2,297)

Total partners’ capital (deficiency)	(2,266)	(2,480)

	$16,390	$15,898

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties III, L.P.
(a California limited partnership)
Condensed Consolidated Statements of Operations
(Unaudited)
 (In thousands, except unit data)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Rent	$1,625	$1,500	$3,229	$3,032
Assisted living	135	143	269	306
Interest	6	11	11	23
Other	30	72	90	108

Total revenues	1,796	1,726	3,599	3,469

Costs and expenses:
Community property operations	934	866	1,791	1,728
Assisted living	109	116	209	252
General and administrative	85	110	178	169
Depreciation and amortization	180	214	360	393
Property taxes	54	46	103	92
Advertising	19	24	43	53
Interest	322	363	696	712

Total operating costs and expenses	1,703	1,739	3,380	3,399

Income (loss) from operations before franchise tax expense	93	(13)	219	70
Franchise tax expense	6	4	6	4

Net income (loss)	$87	$(17)	$213	$66

Income (loss) Per limited partner unit:

Net income (loss)	$4.61	$(0.90)	$11.30	$3.50

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties III, L.P.
(a California limited partnership)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,

	2003	2002

Cash flows from operating activities:
Net income	$213	$66
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360	393
Change in assets and liabilities:
Restricted cash	—	(1)
Other assets	(261)	(22)
Tenant prepaid rent and services	65	(62)
Accounts payable and accrued expenses	(141)	(202)
Amounts payable to affiliates, net	(14)	21

Net cash provided by operating activities	222	193

Cash flows used in investing activities:
Capital expenditures	(237)	(158)

Net cash used in investing activities	(237)	(158)

Cash flows used in financing activities:
Principal repayments on notes payable	(11,872)	(76)
Borrowing under refinancing	12,240	4,000
Replacement reserve under refinancing	(24)	(13)
Loan fees paid	(101)	(123)
Collateral deposit under refinancing	2,000	(2,000)
Distributions paid	—	(3,829)

Net cash used in financing activities	2,243	(2,041)

Net increase (decrease) in cash and cash equivalents	2,228	(2,006)
Cash and cash equivalents at beginning of period	1,411	2,903

Cash and cash equivalents at end of period	$3,639	$897

Supplemental disclosure of cash flow information - cash paid during the period for interest	$695	$678

See accompanying notes to the unaudited condensed consolidated financial statements.

American Retirement Villas Properties III, L.P.
(a California limited partnership)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2003

(1)   CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

Basis of Presentation

     The accompanying condensed consolidated financial statements of American Retirement Villas Properties III, L.P. (“the Partnership” or “ARVP III”) are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.

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

Principles of Consolidation

     The condensed consolidated financial statements of the Partnership include the accounts of the Partnership, Retirement Inns III, LLC, ARV Chandler Villas, L.P and ARV Villa Las Posas, L.P.  Retirement Inns III, LLC , ARV Chandler Villas L.P. and ARV Villa Las Posas, L.P. which are 100% owned by the Partnership. All intercompany balances and transactions have been eliminated in consolidation.

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

Impound Accounts

     The lenders hold certain Partnership’s funds in impound accounts for payment of property taxes, insurance premiums and future property improvements (replacement reserves) on these properties.  The Partnership includes these impound accounts in other assets. At June 30, 2003 and December 31, 2002 the impounds were $309,000 and $352,000, respectively.

Collateral Deposit

     The Partnership was required by the lender to deposit $2.0 million dollars into a collateral deposit account held by the lender as part of the modification agreement to extend the maturity date, increase the debt and change the interest rate on one of the Partnership’s loans.   The deposit was released in May 2003, as part of the refinancing of this loan on April 10, 2003, to a thirty-five year HUD insured loan.

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

General Liability Insurance

     For the year 2002 through March 31, 2003, the Partnership utilized third-party insurance for losses and liabilities associated with general and professional liability claims subject to established deductible levels on a per occurrence basis.  Losses up to these deductible levels are accrued based upon the Partnership’s estimates of the aggregate liability for claims incurred based on the Partnership’s experience and appropriate actuarial principles.  As of April 2003, the Partnership was able to secure general and professional liability insurance with a $1,000 deductible per occurrence.

Net Income Per Limited Partner Unit

     The Partnership based net income per limited partner unit on the weighted-average number of limited partner units outstanding of 18,666 in the periods ended June 30, 2003 and 2002.  Special Limited Partners and General Partners share of earnings, 1% for both, is deducted from earnings before computing earnings per limited partner unit.

Reclassifications

    The Partnership has reclassified certain prior period amounts to conform to the June 30, 2003 presentation.

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

     In January 2003, FIN No. 46 “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, was issued.  FIN No. 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entity’s activities or the company receives a majority of the entity’s residual returns.  FIN No. 46 also requires certain disclosures about variable interest entities in which a company has a significant interst, regardless of whether consolidation is required.  The Partnership adopted the consolidation provisions of FIN No. 46 beginning January 1, 2003, while certain disclosures requirements became effective for all financial statements issued after January 31, 2003, regardless of when the variable interest entities were established.  The Partnership currently has no variable interest entities, therefore, the adoption of this interpretation had no effect on the Partnership’s condensed consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 will not have a material effect on the Partnership’s consolidated financial position or results of operations.

Managing General Partner

     On April 23, 2003, the managing general partner became a wholly-owned subsidiary of Prometheus Assisted Living LLC (“Prometheus”) pursuant to an Agreement and Plan of Merger entered into on January 3, 2003 by and among the managing general partner, Prometheus and a subsidiary of Prometheus.

(2)  TRANSACTIONS WITH AFFILIATES

     The Partnership has an agreement with ARV Assisted Living, Inc. (“ARV”), our Managing General Partner, providing for a property management fee of five percent of gross revenues amounting to $179,000 and $168,000 for the six-month periods and $89,000 and $83,000 for the three-month periods ended June 30, 2003 and 2002, respectively and is included in community property operation expenses.  Additionally, the Partnership accrues a partnership management fee of ten percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to $48,000 and $28,000 for the six-month periods and $21,000 and $13,000 for the three-month periods ended June 30, 2003 and 2002, respectively and is included in general and administration expenses.  The Partnership has significant transactions with affiliates, had the Partnership been operated as an unaffiliated entity the accompanying financial statements could have been materially different.

(3)  NOTES PAYABLE

     Notes payable consist of the following at June 30, 2003 and December 31, 2002 (in thousands):

	2003	2002

Note payable to the bank, bearing interest at 6.05%. Monthly principal and interest payments of $70; due through May 2038; collateralized by an ALC	$12,231	$—
Note payable to the bank, bearing interest at 8.50%; monthly principal and interest payment of $96 for December 31, 2002, due January 2004	—	11,846
Note payable to the bank, bearing interest at 8.06%. Monthly principal and interest payments of $41; due through February 2036; collateralized by an ALC	5,707	5,724

Total notes payable	$17,938	$17,570

     The annual principal payments of the notes payable at June 30, 2003 are as follows (in thousands):

2004	$143
2005	152
2006	163
2007	174
2008	185
Thereafter	17,121

$17,938

     On January 9, 2001 ARVP III refinanced one of the two ALCs with a thirty-five year HUD insured loan, bearing interest at 8.06%. The prior debt was extinguished, resulting in an extraordinary loss due to the remaining costs, which were written off at the time of the refinancing.  With respect to the loan on the other ALC, on February 1, 2002, the lender agreed to increase the principal sum of the loan to $11,980,000, the maturity date was extended, and the interest rate was changed to 8.50% per annum.  As a condition to the extension, the principal increase and the rate change, the lender required a $2.0 million cash collateral deposit, and the Partnership’s Managing General Partner to guaranty $1.0 million of the loan. On April 10, 2003, the Partnership completed its refinancing for $12,240,000 million which primarily paid off the remaining balance of $11,980,000 million loan; with a 35 year HUD insured loan, bearing interest at 6.05% per annum, with interest and principal payable monthly, secured by an ALC.

(4)  COMMITMENT AND CONTINGENCIES

     Other than the ordinary routine litigation that is incidental to, and arises in the normal course of, the business of the Partnership, there are no material legal proceedings pending against the Partnership. While the Partnership cannot predict the results with certainty, it does not believe that any liability from any such lawsuits or other matters will have a material effect on its financial position, results of operations, or liquidity.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On April 23, 2003, the managing general partner became a wholly-owned subsidiary of Prometheus Assisted Living LLC (“Prometheus”) pursuant to an Agreement and Plan of Merger entered into on January 3, 2003 by and among the managing general partner, Prometheus and a subsidiary of Prometheus.

RESULTS OF OPERATIONS

     The following table sets forth a comparison of the six months ended June 30, 2003 and the six months ended June 30, 2002. The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

Operating Results before Franchise Tax Expense
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)
(Dollars in millions)

	June 30,		Increase/ (decrease)

	2003	2002

Revenues:
Rent	$3.23	$3.03	6.5%
Assisted living	0.27	0.31	(12.1)%
Interest and other	0.10	0.13	(22.9)%

Total revenues	3.60	3.47	3.7%

Costs and expenses
Rental property operations	1.79	1.74	3.6%
Assisted living	0.21	0.25	(17.1)%
General and administrative	0.22	0.22	0.0%
Depreciation and amortization	0.36	0.39	(8.4)%
Property taxes	0.10	0.09	12.0%
Interest	0.70	0.71	(2.2)%

Total costs and expenses	3.38	3.40	(0.6)%

Income before franchise tax expense	$0.22	$0.07	212.9%

     The increase in rental revenue of $0.20 million, or 6.5%, from $3.03 million for the six-month period ended June 30, 2002 to $3.23 million for the six-month period ended June 30, 2003 is primarily due to the following:

•	an increase average rental rate per occupied unit to $2,095 for the six months ended June 30, 2003 as compared with $2,030 for the six months ended June 30, 2002; and
•	the increase in average occupancy to 90.7% for the six months ended June 30, 2003 from 86.9% for the six months ended June 30, 2002.

     The decrease in assisted living revenue of $0.04 million from $0.31 million for the six-month period ended June 30, 2002 to $0.27 million for the six-month period ended June 30, 2003, or (12.1)% is primarily attributable to:

•	a decrease in the assisted living rate from $681 per month for the six-month period ended June 30, 2002 as compared with $625 per month for the six-months ended June 30, 2003; and
•

a decrease  in the average number of assisted living residents from 75 residents for the six-month period ended June 30, 2002, as compared with 72 residents for the six-month period ended June 30, 2003.

     The decrease in interest and other revenue of $0.03 million from $0.13 million for the six-month period ended June 30, 2002 to $0.10 million for the six-month period ended June 30, 2003, or (22.9)% is primarily attributable to:

•	lower interest payment from promissory note; partially offset by
•	an increase in application processing fees.

     Rental property operations and assisted living expenses increased by $0.01 million, or 1.0%, from $1.99 million for the six-month period ended June 30, 2002 to $2.0 million for the six-month period ended June 30, 2003, primarily due to:

•	increase in staff payroll costs and fringe benefit including workman compensation insurance;
•	increase in variable expenses; partially offset by
•	decrease in utilities, rental and leases, and outside service expenses.

     General and administrative expenses is relatively constant in both period ended June 30, 2003 and 2002.

     Depreciation and amortization expense decreased $0.03 million, or (8.4)%, from $0.39 million for the six-month period ended June 30, 2002 to $0.36 million for the six-month period ended June 30, 2003 is due to the following:

•	a decrease in depreciation expense due to assets that are fully depreciated; and
•	a decrease in amortization of loan fees as the result of longer term of the notes.

     The increase in property tax expense of $0.01 million or 12.0% from $0.09 million for the six-month period ended June 30, 2002 to $0.10 million for the six-month period ended June 30, 2003, is due to the increase in properties’assessment value.

     The decrease in interest expense of $0.01million or (2.2)% from $0.71 million for the six-month period ended June 30, 2002 to $0.70 million for the six-month period ended June 30, 2003, is primarily attributable to the refinancing of the loan to a lower interest rate and better terms.

     The following table sets forth a comparison of the three months ended June 30, 2003 (the “2003 Quarter”) and the three months ended June 30, 2002 (the “2002 Quarter”). The percentage increase (decrease) is based upon our Condensed Consolidated Statements of Operations and will not compute using the rounded amounts below.

Operating Results before Franchise Tax Expense
For the Three Months Ended June 30, 2003 and 2002
(Unaudited)
(Dollars in millions)

	June 30,		Increase/ (decrease)

	2003	2002

Revenues:
Rent	$1.63	$1.50	8.3%
Assisted living	0.14	0.15	(5.6)%
Interest and other	0.03	0.08	(56.6)%

Total revenues	1.79	1.73	4.1%

Costs and expenses
Rental property operations	0.93	0.87	7.9%
Assisted living	0.11	0.11	(6.0)%
General and administrative	0.10	0.13	(22.4)%
Depreciation and amortization	0.18	0.21	(15.9)%
Property taxes	0.05	0.05	17.4%
Interest	0.33	0.37	(11.3)%

Total costs and expenses	1.70	1.74	(2.1)%

Income (loss) before franchise tax expense	$0.09	$(0.01)	(815.4)%

     The increase in rental revenue of $0.13 million, or 8.3%, from $1.50 million for the quarter ended June 30, 2002 to $1.63 million for the quarter ended June 30, 2003 primarily due to the following:

•	an increase in average rental rate per occupied unit to $2,097 for the three months ended June 30, 2003 as compared with $2,045 for the three months ended June 30, 2002; and
•	the increase in average occupancy to 92.5% for the three months ended June 30, 2003 from 85.5% for the three months ended June 30, 2002.

     The decrease in assisted living revenue of $0.01 million from $0.15 million for the three-month period ended June 30, 2002 to $0.14 million for the three-month period ended June 30, 2003, or (5.6)% is primarily attributable to:

•	a decrease in the assisted living rate from $674 per month for the three-month period ended June 30, 2002 as compared with $621 per month for the three-months ended June 30, 2003; offset by
•

an increase  in the average number of assisted living residents to 72 residents for the three-month period ended June 30, 2003, as compared with 71 residents for the three-month period ended June 30, 2002.

     The decrease in interest and other revenue of $0.05 million from $0.08 million for the three-month period ended June 30, 2002 to $0.03 million for the three-month period ended June 30, 2003, or (56.6)% is primarily attributable to:

•	a lack of interest payment on the promissory notes; partially offset by
•	an increase in application processing fees.

     Rental property operations and assisted living expenses increased by $0.06 million, or 6.2%, from $0.98 million for the three-month period ended June 30, 2002 to $1.04 million for the three-month period ended June 30, 2003, primarily due to:

•	increase in staff payroll costs and fringe benefit including workman compensation insurance;
•	increased variable expenses; partially offset by
•	decrease in utilities expenses.

     General and administrative expenses decreased $0.03 million, or (22.4)%, from $0.13 million for the quarters ended June 30, 2002 to $0.10 million for the quarter ended June 30, 2003 is primarily due to the decrease in professional and accounting fees.

     Depreciation and amortization expense decreased $0.03 million, or (15.9)%, from $0.21 million for the quarters ended June 30, 2002 to $0.18 million for the quarter ended June 30, 2003 is due to the following:

•	a decrease in depreciation related to assets that are fully depreciated; and
•	a decrease in amortization of loan fees as the result of longer term of the notes.

     The decrease in interest expense of $0.04 million or (11.3)% from 0.37 million for the three-month period ended June 30, 2002 to $0.33 million for the three-month period ended June 30, 2003, is primarily attributable to the refinancing of the loan to a lower interest rate and better terms.

LIQUIDITY AND CAPITAL RESOURCES

     We expect that cash generated from the operations of our properties will be adequate to pay operating expenses and provide distributions to our partners for the next 12 months.  On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities.  During the six-month period ended June 30, 2003 cash provided by operating activities was $0.22 million compared to $0.19 million during the six-month period ended June 30, 2002.  The increase was primarily due to:

•	an increase in net income, adjusted by
•	lower depreciation and amortization expense; offset by
•	an increase in other assets;
•	an increase in tenant prepaid rent and services;
•	a decrease in the net change in accounts payable and accrued expenses, and
•	a decrease in the net change in amounts payable to affiliates.

     During the six-month period ended June 30, 2003, our net cash used in investing activities was $0.24 million compared to cash used in investing activities of $0.16 million for the corresponding period in 2002.  The increase was a result of the physical improvements at our two assisted living communities.

     During the six-month period ended June 30, 2003, our net cash provided by financing activities was $2.24 million compared to cash used in financing activities of $2.04 million for the corresponding period in 2002.  The financing activities for the six-months ended June 30, 2003 consist of:

•	borrowing under refinancing;
•	releasing collateral deposit;
•	a decrease in loan fees paid; offset by
•	principal repayments on notes payable;
•	an increase in the capital expenditure replacement reserve.

     We estimate that we will incur approximately $244,000 for capital expenditures during 2003 for physical improvements at our communities. As of June 30, 2003 we have made approximately $237,000 in capital expenditures.  Funds for these improvements are expected to be available from operations.

     In order to protect ourself against lawsuits and claims relating to general and professional liability, we maintain third party insurance policies in amounts and covering risks that are consistent with industry practice. Under the terms of such insurance policies, our coverage is provided subject to varying deductible levels and liability amounts. As a result of poor industry loss experience, a number of insurance carriers have stopped providing insurance coverage to the assisted living industry, and those remaining have drastically increased premiums and deductible amounts. Consistent with this trend, our general liability coverage is subject to significant deductible levels on a per occurrence basis.  For the nine months ended December 31, 2002 and the three months ended March 31, 2003 our general liability deductible per occurrence was materially increased.  As of April 1, 2003, our general liability deductible was reduced to $1,000 per occurrence.  Losses up to these deductible levels are accrued based upon our estimates of the aggregate liability for claims incurred based on our experience and appropriate actuarial principles. As the result of these continuing uncertainties in both deductible amounts and premiums, there can be no assurance that we will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

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

FORWARD-LOOKING STATEMENTS

     A number of matters and subject areas discussed in this report, that is not historical or contain current facts, deal with potential future circumstances, operations and prospects.  The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from our actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; our ability under current market conditions to maintain and increase our resident charge without adversely affecting the occupancy level; our ability to control community operation expenses without adversely affecting the occupancy level and the level of resident charges; the ability of our operations to generate cash flow sufficient to service our debt, capital expenditures and other fixed payment requirements; and our ability to find sources of financing and capital on satisfactory terms to meet our cash requirements to the extent that they are not met by operations.  We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future results to differ from our current expectations regarding the matters or subject areas discussed in this report.  These and other risks and uncertainties are detailed in our reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the quarter ended June 30, 2003, the Partnership’s Management, including the Chief Executive Officer and Chief Financial Officer of the managing general partner, ARV, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended.  Based on that evaluation, ARV’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2003 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission rules and forms.  There was no change in the Partnership’s internal controls over financial reporting during the Partnership’s quarter ended June 30, 2003 that materially effected, or is reasonably likely to materially effect, the Partnership’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Other than the ordinary routine litigation that is incidental to, and arises in the normal course of, the business of the Partnership, there are no material legal proceedings pending against the Partnership. While the Partnership cannot predict the results with certainty, it does not believe that any liability from any such lawsuits or other matters will have a material effect on its financial position, results of operations, or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this Report:

31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Qxley Act of 2002, as revised by Section 404, dated August 14, 2003.

31.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as revised by Section 404, dated August 14, 2003.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003.

32.2	Certification of the Chief Financial Office Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003.

10.24	Allonge #1 to Deed of Trust Note of ARV Las Posas, L.P. to Red Mortgage Capital, Inc.

10.25	Deed of Trust between ARV Las Posas, L.P. and Fidelity National Title Insurance Company and Red Mortgage Capital, Inc.

10.26	Regulatory Agreement Nursing Homes for U.S. Department of Housing Multifamily Housing and Urban Development between Retirement Inns III, LLC and Federal Housing Commissioner.

10.27	Security Agreement between ARV Las Posas, L.P. and Red Mortgage Capital, Inc..

10.28	Exhibit “B” to Security Agreement and Financing Statements (the “Collateral”).

(b)     Reports on Form 8-K.

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

Date: August 14, 2003
ARV ASSISTED LIVING, INC.,
it’s managing General Partner

	By:	/s/ DOUGLAS M. PASQUALE

Douglas M. Pasquale Chief Executive Officer

	By:	/s/ ABDO H. KHOURY

Abdo H. Khoury President and Chief Financial Officer