Form 10-K
period 2003-12-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 2004-03-30
CIK 853274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number: 0-26470

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

(Exact name of registrant as specified in its charter)

California	33-0365417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 S. Fourth Avenue, Suite 140
Louisville, KY	40202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 719-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of Class
Units of Limited Partnership

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

The aggregate market value of the voting units held by non-affiliates of the issuer, computed by reference to the price at which units were sold, was $8,858,807 (for purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of Units outstanding as of March 3, 2004 was 18,666.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting units held by non-affiliates computed by reference to the price, at which the units were last sold, was $8,858,807 as of January 31, 2004.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

A California Limited Partnership

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I

ITEM 1.	BUSINESS

Overview

American Retirement Villas Properties III, L.P. (“ARVP III” or the “Partnership”), a California limited partnership, was formed in 1989 to develop, finance, acquire and operate senior citizen housing. The Partnership currently owns and operates two assisted living communities (“ALCs”) that house and provide personal care and support services to senior residents. Those communities are located in Camarillo, California and Chandler, Arizona and have an aggregate of 287 units.

ARV Assisted Living, Inc. (“ARVAL” or “General Partner”), a Delaware corporation, is the sole general partner of the Partnership. The General Partner manages the day-to-day operations of the ALCs and makes all decisions concerning property acquisitions and dispositions of the ALCs, subject to the Partnership’s limited partners’ rights to approve or disapprove of the sale of all or substantially all of the Partnership’s assets. ARVAL also owns approximately 52.5% of the limited partnership units of the Partnership.

On April 23, 2003, the General Partner became a wholly owned subsidiary of Prometheus Assisted Living LLC (“Prometheus”) pursuant to an Agreement and Plan of Merger entered into on January 3, 2003, among the General Partner, Prometheus, and Jenny Merger Corp., a wholly-owned subsidiary of Prometheus. Subsequently, as the result of a restructuring among affiliated entities owned by Prometheus, the General Partner became the wholly owned subsidiary of Atria Senior Living Group, Inc., a Delaware Corporation (“Atria”) on October 1, 2003.

As a result of the change in ownership of the General Partner, management of Atria has assumed the oversight responsibility of the management of ARVAL, including the management of the Partnership. Management of the individual properties owned by the Partnership, however, remains unchanged as a result of change in management of ARVAL.

On March 24, 2004 ARVP III Acquisition, L.P., a wholly-owned subsidiary of ARVAL (“Acquisition Sub”), ARVAL and Atria filed with the Securities and Exchange Commission (“SEC”) a Definitive Offer to Purchase and Consent Solicitation Statement (“Offer to Purchase”) on Schedule 14A relating to (i) a tender offer by Acquisition Sub for all of the limited partnership units of the Partnership (“Units”) that ARVAL does not own and (ii) a solicitation of the holders of the Units for consent to a proposal to effect a merger transaction pursuant to which Acquisition Sub would merge with and into the Partnership and ARVAL would acquire the entire equity interest in the Partnership. Because the transactions contemplated by the Offer to Purchase is a Rule 13e-3 “going private” transaction under the Securities Exchange Act of 1934, as amended, the Offer to Purchase was also filed with the SEC in compliance with that rule.

The Assisted Living Market

The senior living industry encompasses a broad spectrum of senior living service and care options, which include independent living, assisted living and skilled nursing care. Independent living is designed to meet the needs of seniors who choose to live in an environment surrounded by their peers where they receive services such as housekeeping, meals and activities, but are not reliant on assistance with activities of daily living (for example, bathing, eating and dressing). Assisted living meets the needs of seniors who seek housing with supportive care and services including assistance with activities of daily living, Alzheimer’s care and other services (for example, housekeeping, meals and activities), but do not need the medical care provided in a skilled nursing facility. Skilled nursing meets the needs of seniors whose care needs require 24-hour skilled nursing services or who are receiving rehabilitative services following an adverse event (for example, broken hip and stroke). In all of these settings, seniors may elect to bring in additional care and services as needed, such as home-health care and end-of-life or hospice care.

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

The senior living industry is highly fragmented and characterized by numerous senior living operators. Senior living providers may operate freestanding independent living, assisted living or skilled nursing residences, or communities that feature a combination of senior living options such as continuing care retirement communities (“CCRCs”), which typically consist of large independent living campuses with assisted living and skilled nursing sections. The level of care and services offered by providers varies along with the size of communities, number of residents served and design of properties (for example, purpose-built communities or refurbished structures).

The Partnership’s Assisted Living Services

The range of services offered by the Partnership in its assisted living communities is designed to meet the individual needs of the residents and to enhance both the physical and mental well being of seniors in each of its ALCs by promoting their independence and dignity in a home-like setting. The Partnership’s assisted living program includes the following:

Basic Service and Care Package. The basic service and care package at the Partnership’s ALCs generally includes meals in a restaurant-style setting, housekeeping, linen and laundry service, social and recreational programs, utilities, and transportation in a van or minibus.

Personalized Care Plan. The Partnership’s assisted living services program offers additional levels of care beyond what is offered in the basic package. The Community’s staff develops, with the resident and his or her family (and physician, if appropriate), a “personalized” care plan that is customized to satisfy the specific needs of each resident. This care plan is developed in conjunction with an initial assessment of a resident’s physical and mental health. The community performs a reassessment after the initial 30 days and periodically throughout the resident’s stay to ensure that the level of care provided the resident corresponds to the resident’s then current condition. Depending on the assessments, residents are offered and receive some or all of the following services:

- Medication management;

- Assistance with dressing and grooming;

- Assistance with showering;

- Assistance with continence;

- Escort services;

- Status checks related to a recent hospitalization, illness, history of falls, etc. and

- Special nutritional needs and assistance with eating.

In addition to the base rent, the Partnership typically charges between $425 and $1,745 per month plus additional charges for higher levels of assisted living services. Fee levels vary between the two communities and each community may charge additional fees for other customized assisted living services. The Partnership expects that an increasing number of residents will use additional levels of services as they age in its ALCs. The average monthly resident fee, consisting of net resident fees plus additional care fees combined, for the Partnership’s two communities, was approximately $2,245 for 2003, $2,224 for 2002 and $2,060 for 2001. The Partnership’s resident fee revenues are derived almost exclusively from private pay sources.

Wellness Program. The Partnership has implemented a Wellness Program for residents of its communities designed to identify and respond to changes in a resident’s health or condition. Together with the resident and the resident’s family and physician, as appropriate, the Partnership designs a solution to fit that resident’s particular needs. Each community’s staff monitors the physical and mental well being of its residents, usually at meals and other activities, and informally as the staff performs services around the facility. Through the Wellness Program the Communities works with:

•	home healthcare agencies to provide services the communities cannot provide

•	physical and occupational therapists to provide services to residents in need of such therapy; and

•	long-term care pharmacies to facilitate cost-effective and reliable ordering and distribution of medications

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

Certain risks are inherent to the operation of ALCs. These risks include competition, governmental regulation, and risks common to the assisted living industry.

Competition

The Partnership operates in two separate markets. Competition is significant in these markets. The communities compete directly with numerous other nationally, regionally or locally owned companies. No one competitor tends to have a dominant market share within the Partnership’s markets. The Partnership’s management believes its pricing and quality services are competitive.

Some of the Partnership’s present and potential competitors are significantly larger or have, or may obtain, financial resources greater than that available to the Partnership. These forces could limit its ability to attract residents, attract qualified personnel, expand its business, or increase the cost of future acquisitions, each of which could have a material adverse effect on its financial condition, results of operations and prospects.

Government Regulation

Assisted Living. The assisted living industry is subject to extensive state and local regulation. While such regulations vary by state, they typically relate to licensure, staffing, physical design, required services, and resident characteristics. Currently, no federal rules explicitly define or regulate assisted living. However, the Partnership is and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in California and Arizona. Changes in such laws and regulations, or new interpretations of existing laws and regulations could have a significant effect on methods and costs of doing business. The Partnership cannot assess the ultimate timing and impact that any pending or future healthcare reform proposals may have on the assisted living industry in general. No assurance can be given that any such reform will not have a material adverse effect on the business, financial condition or the Partnership’s results of operations.

The Department of Health and Human Services (“DHHS”) has released final privacy regulations implementing portions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Compliance with these privacy regulations generally became mandatory April 14, 2003. These privacy regulations restrict how health care providers use and disclose individually identifiable health information and grant patients certain rights related to their health information. Under HIPAA, DHHS also issued final security regulations that become mandatory in April 2005 and govern the security of individually identifiable health information that is electronically maintained or transmitted. Further, DHHS has issued final regulations establishing standards and code sets that healthcare providers must use when conducting certain healthcare transactions electronically. The Partnership believes it is exempt from compliance because the Partnership does not transmit certain healthcare information electronically. Failure to comply with the privacy, security or transaction standard regulations enacted under HIPAA could result in civil and criminal penalties. The Partnership will continue to remain subject to any Federal or state laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional penalties.

Risks Common to the Partnership’s Assisted Living Operations

Staffing and Labor Costs. The Partnership competes with other providers of assisted living and senior housing to attract and retain qualified personnel. The Partnership makes a genuine effort to remain competitive with other companies in its industry. Therefore, if it is necessary for the Partnership to increase pay or enhance benefits to maintain its competitive status in its industry, its labor costs could rise. The Partnership cannot provide assurance that if its labor costs do increase, they can be matched by corresponding increases in rental or assisted living.

Obtaining Residents and Maintaining Rates. For the year ended December 31, 2003, the Partnership’s communities had a combined occupancy rate of 94%. Occupancy may drop in its existing communities, primarily due to changes in the health of residents, increased competition from other assisted living providers, particularly those offering newer communities the reassessment of residents’ physical and cognitive state and the availability of residents that can afford the care offered. If the Partnership fails to operate its ALCs effectively, it may have a material adverse effect on the Partnership’s business, financial condition and operating results.

The Partnership cannot assure that, at any time, any ALC will be substantially occupied at assumed rents. In addition, the Partnership may only achieve full occupancy at rental rates below those assumed. If operating expenses increase, local rental market conditions may limit the extent to which the Partnership may increase prices. The implementation of rate increases for residents of new acquisitions may lag behind increases in operating expenses. In addition, if the Partnership fails to generate sufficient revenue, it may be unable to meet minimum rent obligations under the Partnership’s long-term operating leases or to make interest and principal payments on its indebtedness.

General Real Estate Risks. The performance of the Partnership’s ALCs is influenced by factors generally affecting real estate investments, and real estate risks specific to ALCs including:

•	an oversupply of, or a reduction in demand for, ALCs in a particular market;

•	the attractiveness of properties to residents;

•	zoning, rent control, environmental quality regulations or other regulatory restrictions;

•	competition from other forms of housing;

•	its ability to provide adequate maintenance and insurance;

•	general economic climates; and

•	its ability to control operating costs, including maintenance, insurance premiums and real estate taxes.

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

Geographic Concentration. One of the Partnership’s ALCs is located in Camarillo, California and the other ALC is located in Chandler, Arizona. The market value of these ALCs and the income generated from the properties could be negatively affected by changes in local and regional economic conditions, specific laws and the regulatory environment in these states, and by acts of nature. The Partnership cannot provide assurance that such geographic concentration will not have an adverse impact on its business, financial condition, operating results or prospects.

Insurance. The Partnership believes that it maintains adequate insurance coverage, based on the nature and risks of its business, historical experience and industry standards. The Partnership’s business entails an inherent risk of liability. In recent years, the Partnership and other assisted living providers have become subject to an increasing number of lawsuits alleging negligence or related legal theories, which may involve large claims and significant legal costs. From time to time the Partnership is subject to such suits because of the nature of its business. Claims may arise that could exceed the Partnership’s insurance coverage limits or are excluded from the coverage afforded by its policies. A successful claim against the Partnership that is not covered by, or is in excess of its insurance limits, could have a material adverse effect on its financial condition, operating results or liquidity. Claims against the Partnership, regardless of their merit or eventual outcome, may also have a material adverse effect on its ability to attract residents or expand its business and would consume considerable management time. The Partnership must renew its insurance policies annually and can provide no assurance that the Partnership will be able to continue to obtain liability insurance coverage in the future or that it will be available on acceptable terms. As a result of poor loss experience, a number of insurance carriers have stopped providing insurance coverage for the long-term care industry and those remaining have increased premiums and deductibles substantially. As the result of these continuing increases in both deductible amounts and premiums, there can be no assurance that the Partnership will be able to obtain all desired insurance coverage in the future on commercially reasonable terms or at all.

ITEM 2.	PROPERTIES

The following table sets forth, as of December 31, 2003 the location of each of the ALCs, the date on which operations commenced at each such ALC, the number of units at each ALC, and the Partnership’s interest in each ALC.

Community	Location	Commenced Operations	Units	Interest
Chandler Villas	Chandler, AZ	September 1992	164	Fee Owned
Villa Las Posas	Camarillo, CA	December 1997	123	Fee Owned

Operating Structure

The Partnership has centralized accounting, finance and other operational functions at the General Partner’s affiliate’s corporate headquarters in order to allow community-based personnel to focus on resident care. The General Partner is responsible for establishing policies and procedures relating to resident care, hiring and training employees, accounting and finance functions including billing and collection, accounts payable, tax planning and compliance, and providing overall strategic direction to the Partnership’s communities. The General Partner also oversees all aspects of community-based operations, including marketing and sales activities, resident care, the hiring of community executives, care managers and other community-based personnel, and compliance with applicable local and state regulatory requirements.

Community Staffing

Each of the Partnership’s communities has an executive director responsible for the day-to-day operations, including quality of care, resident services, sales and marketing, and financial performance. The executive director is supported by a director, who oversee the care and service of the community’s residents, a director of community relations, who is responsible for selling the communities’ services and other key positions, including the dining services coordinator, the program coordinator and the maintenance coordinator.

Care managers, who work on full-time, part-time and flex-time schedules, provide most of the hands-on resident care, such as bathing, dressing and other personalized care services, including housekeeping, meal service and resident activities. As permitted by state law, care managers who complete a special training program supervise the storage and distribution of medications. The use of care managers to provide substantially all services to residents has the benefits of consistency and continuity in resident care. In most cases, the same care manager assists the resident in dressing, dining and coordinating daily activities. The number of care managers working in a community varies according to the level of care required by the residents of the community and the numbers of residents receiving care services, such as Alzheimer’s care.

The Partnership believes that its communities can be most efficiently managed by maximizing direct resident and staff contact. Employees involved in resident care, including the administrative staff, are trained in the care manager duties and participate in supporting the care needs of the residents.

ITEM 3.	LEGAL PROCEEDINGS

Other than the ordinary litigation that is incidental to, and arises in the normal course of, the business of the Partnership, there are no material legal proceeding pending against the Partnership. While the Partnership cannot predict the results with certainty, it does not believe that any liability from any such lawsuits or other matters will have a material effect on its financial position, results of operations, or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

No matters were submitted to Unit Holders in the fourth quarter of the fiscal year.

On March 24, 2004 Acquisition Sub, ARVAL and Atria filed the Offer to Purchase on Schedule 14A relating to (i) a tender offer by Acquisition Sub for all of the limited partnership units of the Partnership (“Units”) that ARVAL does not own and (ii) a solicitation of the holders of the Units for consent to a proposal to effect a merger transaction pursuant to which Acquisition Sub would merge with and into the Partnership and ARVAL would acquire the entire equity interest in the Partnership. Because the transactions contemplated by the Offer to Purchase is a Rule 13e-3 “going private” transaction under the Securities Exchange Act of 1934, as amended, the Offer to Purchase was also filed with the SEC in compliance with that rule.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

There is no formal, established public trading market for the Partnership’s Units, and secondary sales activity for the Units is limited to sporadic sales which occur within an informal secondary market or in connection with third party tender offers for the Units. As of March 22, 2004, ARVAL held approximately 9,808 units or approximately 52.5% of the Units. As of March 22, 2004, there were approximately 985 unitholders of record owning approximately 18,666 Units.

There are no Partnership units (i) that are subject to outstanding options or warrants to purchase, or securities convertible into, Partnership units, (ii) that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), or that the Partnership has agreed to register under the Securities Act for sale by unitholders or (iii) that are being, or have been publicly proposed to be, publicly offered by the Partnership, the offering of which could have a material effect on the market price of the Partnership units.

Information appearing under Schedule II and the Sections entitled “Special Factors – Determination of the Offer Price – (B) Prices of Units in Secondary Market Sales Reported to the Partnership” and “– (C) Recent Tender Offers” of the Offer to Purchase is hereby incorporated by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for each of the last five years. Certain of this financial data has been derived from the Partnership’s audited financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with “Management’s Discussion and Analysis of Financial Condition Results of Operations” at Item 7. This table is not covered by the Independent Auditors’ Report.

	2003	2002	2001	2000	1999
	( In thousands, except unit data)
Revenues	$7,493	$6,901	$7,036	$8,994	$8,645
Net income (loss)	558	122	(81)	4,111	4,767
Net income (loss) (per limited partner unit)	29.59	6.47	(4.30)	218.04	252.83
Total assets	16,927	15,898	15,881	21,315	18,786
Partners’ capital (deficit)	(1,922)	(2,480)	1,201	1,832	2,000
Long-term obligations	17,868	17,570	13,736	13,177	15,665
Per limited partner unit:
Distributions of earnings	—	72.62	29.33	218.07	252.81
Distributions – return of capital	—	128.98	—	8.92	258.43
Total distributions	—	201.60	29.33	226.99	511.24

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Principles of Consolidation. The consolidated financial statements of the Partnership include the accounts of the Partnership, Retirement Inns III, LLC, ARV Chandler Villas, L.P and ARV Villa Las Posas, L.P. The Partnership serves as the sole member of Retirement Inns III, LLC, and as the general partner of ARV Chandler Villas L.P. and ARV Villa Las Posas, L.P. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates. In the preparation of the Partnership’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management has made estimates and assumptions that affect the following:

•	reported amounts of assets and liabilities at the date of the financial statements;

•	disclosure of contingent assets and liabilities at the date of the financial statements; and

•	reported amounts of expenses during the reporting period.

Actual results could differ from those estimates.

Impound Accounts. The lenders hold certain Partnership’s funds in impound accounts for payment of property taxes, insurance premiums and future property improvements (replacement reserves) on these properties. The Partnership includes these impound accounts in other assets. At December 31, 2003 and December 31, 2002 the impounds were $407,000 and $352,000, respectively.

Collateral Deposit. The Partnership was required by the lender to deposit $2.0 million dollars into a collateral deposit account held by the lender as part of the modification agreement to extend the maturity date, increase the debt and change the interest rate on one of the Partnership’s loans. The deposit was released in May 2003, as part of the refinancing of this loan on April 10, 2003, to a thirty-five year HUD insured loan.

Deferred Financing Cost. The Partnership defers and amortizes financing costs using the effective interest method over the term of the respective notes payable and includes them in deferred loan fees.

Revenue Recognition. Residency agreements with residents are on a month-to-month basis. The Partnership applies advance deposits to the first month’s rent. Revenue is recognized in the period in which services are provided. Revenue received in advance of the period the services are performed is recorded in tenant-prepaid rents and services.

General Liability Insurance. The Partnership utilized third-party insurance for losses and liabilities associated with general and professional liability claims subject to established self insured retention levels on a per occurrence basis. Losses up to these deductible levels are accrued based upon the Partnership’s estimates of the aggregate liability for claims incurred based on the Partnership’s experience and appropriate actuarial principles.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46 revised, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Application of FIN 46 is required for potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application of the provisions will be required for all other variable interest entities by the end of the first reporting period that ends after March 15, 2004. The Partnership has not completed their evaluation of the effect of the adoption of the provisions of FIN 46 on the Partnership’s consolidated financial statements.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Partnership adopted SFAS No. 145 in 2003 and has classified losses on debt extinguishment as a component of costs and expenses in the consolidated statement of operations.

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

Liquidity

On a long-term basis, our liquidity is sustained primarily from cash flow provided by operating activities. With respect to distributions of cash flow from operations, the Managing General Partner is currently assessing both the capital improvement and operating needs of the Partnership, particularly the cost of ongoing insurance coverage, and attempting to determine the amount of funds necessary to satisfactorily meet those needs. Consequently, pending that determination, the Partnership’s ability to make future distributions of cash flow to the Partners, if any, will remain uncertain and the amount, if any, that might be distributed cannot be predicted.

Management of the Partnership expects that cash generated from the operations of the ALCs will be adequate to pay operating expenses and current capital requirements for the next 12 months. For the year ended December 31, 2003, net cash provided by operating activities was $1.1 million compared to $0.9 million for the year ended December 31, 2002 and $0.8 million for the year ended December 31, 2001.

Net cash used in investing activities was $0.4 million for the year ended December 31, 2003 as compared to $0.5 million for the year ended December 31, 2002, and $0.3 million for the year ended December 31, 2001.

Net cash provided by financing activities was $2.1 million for the year ended December 31, 2003 as compared to a use of $1.8 million for the year ended December 31, 2002, and $6.0 million for the year ended December 31, 2001. The increase in 2003 resulted from the return of collateral which occurred when the Partnership closed a new first lien HUD-insured loan on the Villa Las Posas property in the amount of $12.2 million at an interest rate of 6.05% fixed for a term of 35 years.

The General Partner is not aware of any trends, other than national economic conditions, which had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from the operations or sale of properties. We believe that if the inflation rate increases we will be able to pass the subsequent increases in operating expenses onto the residents at the properties by way of higher rental and assisted living rates. The implementation of price increases is intended to lead to an increase in revenue, however; those increases may result in an initial decline in occupancy and/or a delay in increasing occupancy. If this occurs, revenues may remain constant or even decline.

Capital Resources

Management of the Partnership estimates that it will spend approximately $175,000 for capital expenditures during 2004 for physical improvements at the two ALCs. The funds for these improvements should be available from operations. There are no known material trends, favorable or unfavorable, in our capital resources, and there is no expected change in the mix of such resources.

To protect the Partnership against lawsuits and claims relating to general and professional liability, the Partnership currently maintains third party insurance policies in amounts and covering risks that are consistent with industry practice. Under the terms of such insurance policies, its coverage is provided subject to varying deductible levels and liability amounts. As a result of poor industry loss experience, a number of insurance carriers have stopped providing insurance coverage to the assisted living industry, and those remaining have drastically increased premiums and deductible amounts. As a result of these uncertainties in both deductible amounts and premiums, there can be no assurances that Partnership will be able to obtain all desired insurance coverage in the future on commercially reasonable terms if at all.

The following table summarizes the Partnership’s contractual obligations at December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter
	(In Thousands)
Long Term Debt	$147	$157	$168	$179	$192	$17,025

Results of Operations

The Year Ended December 31, 2003 as compared to the Year Ended December 31, 2002

The following table sets forth a comparison of the year ended December 31, 2003 and the year ended December 31, 2002. The percentage increase (decreases) are based upon actual numbers from the consolidated Statement of Operations, rounded to the nearest thousand.

	2003	2002	Increase/ (decrease)
	(Dollars In Millions)
Revenues:
Rent	$6.66	$6.06	10.0%
Assisted living	0.58	0.58	0.3%
Interest and other	0.25	0.26	(5.3)%

Total revenue	7.49	6.90	8.6%

Costs and expenses:
Rental property operations	3.67	3.42	7.5%
Assisted living	0.43	0.45	(5.7)%
General and administrative	0.55	0.43	29.2%
Depreciation and amortization	0.69	0.81	(15.6)%
Property taxes	0.20	0.19	4.3%
Interest	1.38	1.47	(5.5)%

Total costs and expenses	6.92	6.77	2.3%

Operating income	0.57	0.13	328.6%
Franchise taxes	0.01	0.01	9.1%

Net income	$0.56	$0.12	357.4%

The increase in rental revenue of $0.60 million from $6.06 million for the year ended December 31, 2002 to $6.66 million for the year ended December 31, 2003, or 10.0%, is primarily attributable to:

•	an increase in an average rental rate per occupied unit to $2,087 for the year ended December 31, 2003 as compared with $2,039 for the year ended December 31, 2002; and

•	average occupancy increased to 94% for the year ended December 31, 2003 from 86% for the year ended December 31, 2002.

•	Assisted living revenues are relatively equal in both periods ended December 31, 2003, and 2002.

The increase in rental property operations and assisted living operating expenses of $0.23 million from $3.87 million for the year ended December 31, 2002 to $4.10 million for the year ended December 31, 2003, or 5.9%, is primarily attributable to:

•	increase in variable expenses related to higher occupancy of $.08 million;

•	increase in payroll costs, including incentive programs, medical insurance and worker’s compensation of $.12 million;

•	increase in property management fees resulting from increased revenue of $.03 million;

The increase in general and administrative expenses of $0.12 million from $0.43 million for the year ended December 31, 2002 to $0.55 million for the year ended December 31, 2003, or 29.2%, is primarily attributable to:

•	increase in accounting fees;

•	increase in bad debt expense as the result of raising minimum reserve balance;

•	increase in the partnership management fees resulting from increased revenue; and

•	increase in property general liability insurance.

The decrease in interest expense of $0.09 million from $1.47 million for the year ended December 31, 2002 to $1.38 million for the year ended December 31, 2003, or (5.5)%, is due to the weighted average interest rate paid to lenders decline from 8.4% in 2002 to 6.7% in 2003, offset by a slight increase in debt outstanding.

The Year Ended December 31, 2002 as compared to the Year Ended December 31, 2001

The following table sets forth a comparison of the year ended December 31, 2002 and the year ended December 31, 2001. The percentage increase (decreases) are based upon actual numbers from the consolidated Statement of Operations, rounded to the nearest thousand.

			Increase/
	2002	2001	(decrease)
	(Dollars In Millions)
Revenues:
Rent	$6.06	$6.04	0.4%
Assisted living	0.58	0.71	(19.5)%
Interest and other	0.26	0.29	(7.0)%

Total revenue	6.90	7.04	(1.9)%

Costs and expenses:
Rental property operations	3.42	3.48	(1.6)%
Assisted living	0.45	0.52	(13.2)%
General and administrative	0.43	0.85	(49.5)%
Depreciation and amortization	0.81	0.77	5.6%
Property taxes	0.19	0.18	1.6%
Interest	1.47	1.23	19.7%
Loss on debt extinguishment	—	0.06	(100.0)%
Loss on sale of properties	—	0.02	(100.0)%

Total costs and expenses	6.77	7.11	(4.8)%

Income (loss) before franchise taxes	0.13	(0.07)	287.3%
Franchise taxes	0.01	0.01	10.0%

Net income (loss)	$0.12	$(0.08)	250.6%

The increase in rental revenue of $0.02 million from $6.04 million for the year ended December 31, 2001 to $6.06 million for the year ended December 31, 2002, or 0.4%, is primarily attributable to:

•	an increase in an average rental rate per occupied unit to $2,039 for the year ended December 31, 2002 as compared with $1,842 for the year ended December 31, 2001; partially offset by

•	an average occupancy decrease to 86% for the year ended December 31, 2002 as compared with 95% for the year ended December 31, 2001.

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

The decrease in rental property operations and assisted living operating expenses of $0.13 million from $4.00 million for the year ended December 31, 2001 to $3.87 million for the year ended December 31, 2002, or (3.2)%, is primarily attributable to:

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

The increase in interest expense of $0.24 million from $1.23 million for the year ended December 31, 2001 to $1.47 million for the year ended December 31, 2002, or 19.7%, is primarily related to a higher average balance of loans outstanding, partially offset by a lower weighted average interest rate.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Partnership’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the Reports of Independent Auditors are listed at Item 15 and are included beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Partnership’s General Partner, by its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Partnership’s design and operation of disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of March 19, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As an entity, the Partnership has no directors or executive officers. ARVAL serves as the Managing General Partner. The Partnership’s General Partner makes all decisions concerning property acquisitions and dispositions of the communities, subject to the limited partners’ rights to approve or disapprove of the sale of substantially all of our assets.

Executive Officers and Directors of our General Partner

The following table sets forth-certain information regarding the executive officers and directors of ARVAL as of December 31, 2003.

Name	Position with the Company	Age
John A. Moore	Chief Executive Officer and Director	42
Mark Jessee	Chief Financial Officer	43
Carmin Grandinetti	Senior Vice President, General Counsel and Secretary	46
Douglas Armstrong	Senior Vice President, Special Counsel and Assistant Secretary	50
Julie Harding	Chief Marketing and Sales Officer	37
Bernard Wheeler-Medley	Senior Vice President and Chief Quality Officer	48
Matthew J. Lustig	Chairman of the Board of Directors	43
Joseph D. Kasman	Director	46

John A. Moore. From November 1996 to March 1998, Mr. Moore was Executive Vice President of Finance for World Financial Properties, a Canadian-based real estate company with global interests, located at One Liberty Plaza, New York, New York 10006. From March 1998 to December 2001, he was a Principal and Chief Financial Officer of Lazard Frères Real Estate Investors L.L.C. (“LFREI”). LFREI’s activities consist principally of acting as a general partner of several real estate investment partnerships. LFREI is the general partner of limited partnerships, which were formed to invest in companies active in the real estate industry and is managing member of Prometheus Senior Quarters LLC. Prometheus Senior Quarters LLC indirectly wholly-owns Atria, which is the sole stockholder of ARVAL. Since January 2002, Mr. Moore has acted as a Managing Principal and the Chief Financial Officer of LFREI. Since October 2003, Mr. Moore has served as Chief Executive Officer of ARVAL and has been a Director since 1999.

Mark D. Jessee. Since October 2003, Mr. Jessee has served as Chief Financial Officer of ARVAL. Since March 2001, Mr. Jessee has served as Chief Financial Officer for Atria Senior Living Group, Inc. (formally Atria, Inc.). From July 1997 until February 2001, Mr. Jessee served as Vice President of Finance for Atria, Inc.

Carmin Grandinetti. Since November 19, 2003, Mr. Grandinetti has served as Senior Vice President, Secretary and General Counsel of ARVAL. Since April 12, 1999, Mr. Grandinetti has served as Senior Vice President and General Counsel for Atria. From January 1, 1989 to April 11, 1999, Mr. Grandinetti was a member of the law firm of Greenebaum Doll & McDonald, PLLC, engaged in the private practice of law.

Douglas Armstrong. Mr. Armstrong was promoted to Senior Vice President, Secretary and General Counsel of ARVAL in January 2002 and on November 19, 2003 became Senior Vice President, Special Counsel and Assistant Secretary. Mr. Armstrong was retained in January 1998 as legal counsel. Subsequently, he was promoted to the position of Vice President, Legal Counsel for ARVAL.

Julie Harding. Since June 2003, Ms. Harding has served as Chief Marketing Officer for Atria. Before that time, she served as the Senior Vice President, Sales/Marketing for Atria Retirement and Assisted Living since June 2000 after working in various senior corporate communications functions since joining the company in April 1998.

Bernard Wheeler-Medley. Mr. Wheeler-Medley joined the legal department of ARVAL in 1996 and served as an officer and Associate General Counsel for ARVAL until 2002. Since 2002, Mr. Wheeler-Medley has served as Chief Quality Officer of ARV.

Matthew J. Lustig. Since 1994, Mr. Lustig has served as Managing Director of Lazard Freres & Co. LLC. From April 1999 to September 1999, Mr. Lustig served as acting Chief Executive Officer of LFREI. Since January 2002, Mr. Lustig has served as Managing Principal of LFREI. Mr. Lustig has been a Director since 2003. Mr. Lustig is also a Director of iStar Financial Inc.

Joseph D. Kasman. Since January 1994, Mr. Kasman has served as President of Kasman Capital, Inc., a real estate firm located at 401 Clairmont Avenue, Suite 3, Thornwood, New York 10594. Since June 2001, Mr. Kasman has served as Managing Member of Katonah Storage Partners, LLC, a storage company located at 401 Clairmont Avenue, Suite 3, Thornwood, New York 10594. Mr. Kasman has been a Director since 2003.

None of the above noted directors or officers is related to any other director or officer by blood or marriage and none of the directors or officers is involved in any legal proceedings as described in Section 401(f) of Regulation S-K.

The board of directors of the General Partner has determined that it has at least one financial expert serving on its board of directors. John Moore is an “audit committee financial expert” as such term is defined in Item 401(h)(2) of Regulation S-K, and is not “independent” as such term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Partnership pursuant to Rule 16a-3(e) during the Partnership’s fiscal year ended December 31, 2003 and Form 5 and amendments thereto furnished to the Partnership with respect to the Partnership’s fiscal year ended December 31, 2003, and any written representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-K, the Partnership is not aware of any person who, at any time during the Partnership’s fiscal year ended December 31, 2003, was a beneficial owner of more than 10 percent of the Partnership’s units (or was a director or officer of ARVAL, the Partnership’s general partner), or any other person subject to Section 16 of the Securities Exchange Act of 1934, as amended, with respect to the Partnership because of the requirements of Section 30 of the Investment Company Act of 1940, as amended, or Section 17 of the Public Utility Holding Company Act, as amended, that failed to file on a timely basis, as disclosed in such Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the Partnership’s fiscal year ended December 31, 2003 or prior fiscal years.

Code of Ethics

Atria has adopted a code of ethics that applies to the officers of Atria and its subsidiaries, including ARVAL, the general partner of the Partnership. The Partnership has no officers; however, because ARVAL is the general partner of the Partnership, the officers of ARVAL function as the principal executive, financial and accounting officers of the Partnership. Therefore, such persons, in performing such functions, are subject to such code of ethics.

The Partnership will provide to any person without charge, upon request, a copy of such code of ethics by contacting the Partnership, c/o ARVAL, Suite 140, 501 South Fourth Avenue, Louisville, Kentucky 40202, Attention: Carmin Grandinetti.

ITEM 11. EXECUTIVE COMPENSATION

As an entity, the Partnership has no officers or directors. The Partnership is managed by its General Partner. The Partnership compensates its General Partner as set forth in the table below:

Acquisition Fees
(ARV Assisted Living, Inc.)	A property acquisition fee of 2% of Gross Offering Proceeds as defined in the ARVP III Limited Partnership Agreement to be paid for services in connection with the selection and purchase of ALCs and related negotiations. In addition, a development, processing and renovation fee of 3.5% of Gross Offering Proceeds to be paid for services in connection with negotiations for or the renovation or improvement of existing communities and the development, processing or construction of ALCs developed by us. There were no property acquisition, development, and renovation fees for the years ending December 31, 2003, 2002 and 2001.

Rent-Up and Staff Training Fees
(ARV Assisted Living, Inc.)	Rent-up and staff training fees of 4.5% of the Gross Offering Proceeds allocated to each specific acquired or developed ALCs. Such fees will be paid for services in connection with the opening and initial operations of the ALCs including, without limitation, design and implementation of the advertising, direct solicitation and other campaigns to attract residents and the initial hiring and training of managers, food service specialists, activities directors and other personnel employed in the individual communities. There were no rent-up and staff training fees for the years ending December 31, 2003, 2002 and 2001.
Property Management Fees
(ARV Assisted Living, Inc.)	A property management fee of 5% of gross revenues paid for managerial services including general supervision, hiring of onsite management personnel employed by ARVP III, renting of units, installation and provision of food service, maintenance, and other operations. Property management fees for the years ending December 31, 2003, 2002 and 2001 were $371,000 $338,000, and $345,000, respectively.

Partnership Management Fees
(ARV Assisted Living, Inc.)	A partnership management fee of 10% of cash flow before distributions is paid for implementing the Partnership business plan, supervising and management of our affairs including general administration, coordination of legal, audit, tax, and insurance matters. Partnership management fees for the years ending December 31, 2003, 2002 and 2001 were $104,000, $59,000, and $92,000 respectively.

Sale of Partnership Projects
(ARV Assisted Living, Inc.)	The ARVP III Limited Partnership Agreement neither specifically authorizes nor prohibits payment or compensation in the form of real estate commissions to the General Partners or its affiliates. Any such payments or compensation are subordinated to a return to ARVP III’s limited partners of their capital contributions plus an 8% per annum, cumulative, but not compounded, return thereon from all sources, including prior distribution of cash flow. Any such compensation shall not exceed 3% of the gross sales price or 50% of the standard real estate brokerage commission, whichever is less. Upon the sale of small piece of land at Bradford Square on October 9, 2001, $3,150 real estate selling commission was paid to ARVAL. In the years ended December 31, 2003 and 2002 no real estate selling commissions were paid to ARVAL.

Subordinated Incentive Compensation
(ARV Assisted Living, Inc.)	ARVAL is entitled to receive 15% of the proceeds of sale or refinancing subordinated to a return of initial Capital Contributions (as defined in ARVP III Limited Partnership Agreement) plus cumulative, but not compounded return on capital contributions varying from 8% to 10% per annum. In 2003, 2002 and 2001, no incentive compensation was paid.

Partnership Interest
(General Partners)	1% of all items of capital, profit or loss, and liquidating distributions, subject to a capital account adjustment.

Reimbursed Expenses & Credit
Enhancement (General Partners)	ARVAL may receive fees for personal guarantees of loans made to the Partnership. All of the Partnership’s expenses shall be billed directly to and paid by the Partnership. ARVAL may be reimbursed for the actual cost of goods and materials obtained from unaffiliated entities and used for or by the Partnership. ARVAL will be reimbursed for administrative services necessary to the Partnership’s prudent operation, provided that such reimbursement is at the lower of its actual cost or the amount which the Partnership would be required to pay to independent parties for comparable administrative services in the same geographic location. The total reimbursements to ARVAL amounted to $2.4 million, $2.6 million, and $2.5 million for the years ending December 31, 2003, 2002 and 2001, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	ARV Assisted Living, Inc.	9,808 units	52.5%
	501 S. Fourth Avenue, Ste. 140	Direct ownership
	Louisville, KY 40202

There are no equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the compensation earned by ARVAL, as set out under item 11 above, no general partner or affiliate receives any direct or indirect compensation from the Partnership. In that ARVAL receives both property management fees and partnership management fees as provided under the ARVP III Limited Partnership Agreement and because these fees are payable without regard to whether particular communities are generating cash flow or otherwise benefiting the Partnership, a conflict of interest could arise in that it might be to the advantage of the Partnership’s General Partner that a community be retained or re-financed rather than sold. On the other hand, an affiliate of the General Partner may earn a real estate commission on sale of a property, creating incentive to sell what might be a profitable property.

The General Partner has authority to invest the Partnership’s funds in properties or entities in which it or any of its affiliates has an interest, provided the Partnership acquires a controlling interest. In any such investment, duplicate property management or other fees will not be permitted. ARVAL or any of its affiliates may, however, purchase property in their own names and temporarily hold title to facilitate acquisition for the Partnership, provided that such property is purchased by the Partnership at cost (including acquisition, closing and carrying costs). ARVAL will not commingle the Partnership’s funds with those of any other person or entity.

Conflicts of interest exist to the extent that communities owned or operated, compete, or are in a position to compete, for residents, general managers or key employees with assisted living facilities owned or operated by ARVAL and any of its affiliates in the same geographic area. ARVAL may seek to reduce any such conflicts by offering such persons their choice of residence or employment on comparable terms in any community.

Further conflicts may exist if and to the extent that other affiliated owners of ALCs seek to refinance or sell at the same time the Partnership does. ARVAL may seek to reduce any such conflicts by making prospective purchasers aware of all properties available for sale.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed in the last fiscal year for professional services rendered by Deloitte & Touche, LLP, the Partnership’s principal auditor, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form’s 10-Q, or services that are normally provided by the auditor in connection with the statutory and regulatory filings or engagements for such fiscal year, was approximately $56,200. The fees billed for professional services rendered by KPMG, LLP, the Partnership’s predecessor auditor, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form’s 10-Q, or services that are normally provided by the auditor in connection with the statutory and regulatory filings or engagements for the fiscal year ended December 31, 2002, was $46,775.

Tax Fees. The aggregate fees billed in each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax planning were $15,000 for each of the two years ended December 31, 2003 and 2002. Tax-related services primarily related to review and preparation of federal and state tax returns and partnership K-1 reports.

All Other Fees. There were no fees billed in either of the last two fiscal years for products or services provided by Deloitte & Touche, LLP or KPMG, LLP other than the services reported in the two preceding paragraphs.

General Partner’s Board of Directors Pre-Approval Policies. In accordance with established practice and procedure, the Board of Directors of ARVAL is required to approve in advance any and all audit services and permitted non-audit services provided to the Partnership by its independent auditors (subject to the de minimus exception of Section 10A(i)(1)(B) of the Exchange Act), all as required by applicable law. On May 5, 2003 the Board of Directors of ARVAL approved the engagement Deloitte & Touche, LLP to do the Partnership’s audited financial statements for fiscal 2003. On November 13, 2003, the Chief Financial Officer, who is also a director of ARVAL, approved and signed the engagement letter for audit services to be rendered by Deloitte & Touche, LLP. All of the audit and non-audit services performed by the independent auditor in fiscal 2003 were pre-approved by the Board of Directors of ARVAL. For the fiscal years ended December 31, 2003 and 2002, none of the services described above under the captions “Audit- Related Fees,” “Tax Fees” or “All Other Fees” was covered by the de minimus exception. The independent auditors did not perform any nonaudit services in 2003 or 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Report:

(1) Financial Statements:

•	Independent Auditors’ Report – Deloitte & Touche, LLP;

•	Independent Auditors’ Report – KPMG LLP;

•	Consolidated Balance Sheets - December 31, 2003 and 2002;

•	Consolidated Statements of Operations - Years ended December 31, 2003, 2002 and 2001;

•	Consolidated Statements of Partners’ Capital (Deficit) - Years ended December 31, 2003, 2002 and 2001;

•	Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001;

•	Notes to Consolidated Financial Statements;

(2) Financial Statement Schedule:

•	Financial Statement Schedule - Schedule III - Real Estate and Related Accumulated Depreciation and Amortization – December 31, 2003.

All other financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description

2.1	Offer to Purchase and Consent Solicitation Statement, dated March 24, 2004 (filed as the definitive Schedule 14A, filed with the SEC on March 24, 2004 by ARVAL, Atria and ARVP III Acquisition, L.P. (File No. 33-30084).

3.1	The Limited Partnership Agreement of American Retirement Villas Properties III, L.P., effective as of June 28, 1989 (filed as an exhibit to Post-Effective Amendment No. 8 to Form S-1 of the Partnership, filed with the SEC on August 5, 1992 (Registration No. 33-30084)).

31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as revised by Section 404, dated March 30, 2004.

31.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as revised by Section 404, dated March 30, 2004.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

32.2	Certification of the Chief Financial Office Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

(b)	Reports on Form 8-K.

•	The Partnership filed an 8-K report regarding a proposed merger agreement between the General Partner (ARV Assisted Living, Inc.) and Prometheus Assisted Living, LLC on January 13, 2003.

•	On May 9, 2003 the Partnership filed an 8-K report regarding the change in independent accountants.

•	On October 1, 2003 the Partnership filed an 8-K report regarding change of the chief executive officer of the Managing General Partner.

•	On December 15, 2003 the Partnership filed an 8-K report responding to a “mini-tender offer” and noting its filing with the SEC of a Preliminary Offer to Purchase and Consent Solicitation Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

By:	ARV ASSISTED LIVING, INC., the Partnership’s General Partner

	By:	/s/ John A. Moore
John A. Moore, Chief Executive Officer

Date: March 30, 2004

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ JOHN A. MOORE	Chief Executive Officer and Director(Principal Executive Officer)	March 30, 2004
John A. Moore

/s/ MARK JESSEE	Chief Financial Officer (Principal Financial & Accounting Officer)	March 30, 2004
Mark Jessee

/s/ MATHEW J. LUSTIG	Chairman of the Board of Directors	March 30, 2004
Mathew J. Lustig

/s/ JOSEPH D. KASMAN	Director	March 30, 2004
Joseph D. Kasman

(3)	Exhibits

Exhibit Number	Description

2.1	Offer to Purchase and Consent Solicitation Statement, dated March 24, 2004 (filed as the definitive Schedule 14A, filed with the SEC on March 24, 2004 by ARVAL, Atria and ARVP III Acquisition, L.P. (File No. 33-30084).

3.1	The Limited Partnership Agreement of American Retirement Villas Properties III, L.P., effective as of June 28, 1989 (filed as an exhibit to Post-Effective Amendment No. 8 to Form S-1 of the Partnership, filed with the SEC on August 5, 1992 (Registration No. 33-30084)).

31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as revised by Section 404, dated March 30, 2004.

31.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as revised by Section 404, dated March 30, 2004.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

32.2	Certification of the Chief Financial Office Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 30, 2004.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

Annual Report – Form 10-K

Consolidated Financial Statements and Schedule

Items 8 and 15(a)

December 31, 2003, 2002 and 2001

(With Independent Auditors’ Reports Thereon)

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

Annual Report – Form 10-K

Items 8 and 15(a)

All other schedules are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

Independent Auditors’ Report

To ARV Assisted Living, Inc.

as the Managing General Partner

of American Retirement Villas Properties III, L.P.:

We have audited the consolidated balance sheet of American Retirement Villas Properties III, L.P., a California limited partnership, and subsidiaries (the “Partnership”) as of December 31, 2003 and the related consolidated statements of operations, partners’ deficit, and cash flows for the year then ended. Our audit also included the 2003 financial statement schedule listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Retirement Villas Properties III, L.P. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2003 financial statement schedule, when considered in relation to the basic 2003 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    Deloitte & Touche, LLP

Costa Mesa, California

March 23, 2004

Independent Auditors’ Report

To ARV Assisted Living, Inc.

as the Managing General Partner

of American Retirement Villas Properties III, L.P.:

We have audited the consolidated balance sheet of American Retirement Villas Properties III, L.P., a California limited partnership, and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, partners’ capital (deficit), and cash flows for the years ended December 31, 2002 and 2001. In connection with our audits of the consolidated financial statements, we have also audited the 2002 and 2001 information included in the financial statement schedule of real estate and related accumulated depreciation and amortization. These consolidated financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Villas Properties III, L.P. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2002 and 2001 information included in the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/     KPMG LLP

Orange County, California

February 28, 2003

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

Consolidated Balance Sheets

December 31, 2003 and 2002

(In thousands, except units)

	2003	2002
Assets

Properties, at cost:
Land	$1,549	$1,549
Building and improvements, less accumulated depreciation of $3,557 and $3,088 in 2003 and 2002, respectively	9,403	9,701
Furniture, fixtures and equipment, less accumulated depreciation of $346 and $1,034 in 2003 and 2002, respectively	530	371
Construction in progress	20	93

Net properties	11,502	11,714

Cash and cash equivalents	4,228	1,411
Deferred loan costs, less accumulated amortization of $16 and $91 in 2003 And 2002, respectively	317	265
Collateral deposit	—	2,000
Other assets, including impound accounts of $407 and $352 in 2003 and 2002, respectively	880	508

	$16,927	$15,898

Liabilities and Partners’ Deficit

Notes payable to banks	$17,868	$17,570
Accounts payable	51	167
Accrued expenses	694	489
Tenant prepaid rent and assisted living services	177	35
Amounts payable to affiliates	11	68
Distributions payable to Partners	48	49

Total liabilities	18,849	18,378

Partners’ deficit:
General Partner	(2)	(2)
Special Limited Partners	(176)	(181)
Limited Partners, 18,666 units outstanding at December 31, 2003 and 2002	(1,744)	(2,297)

Total Partners’ deficit	(1,922)	(2,480)

	$16,927	$15,898

See accompanying notes to the consolidated financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

Consolidated Statements of Operations

Years ended December 31, 2003, 2002 and 2001

(In thousands, except per unit data)

	2003	2002	2001
Revenues:
Rent	$6,665	$6,061	$6,037
Assisted living	577	575	714
Interest	72	135	148
Other	179	130	137

Total revenues	7,493	6,901	7,036

Costs and expenses:
Rental property operations (including $2,160, $2,312 and $2,212 related to affiliates in 2003, 2002 and 2001, respectively)	3,675	3,419	3,476
Assisted living (including $423, $449 and $516 related to affiliates in 2003, 2002 and 2001, respectively)	427	453	522
General and administrative (including $273, $217, and $238 related to affiliates in 2003, 2002 and 2001, respectively)	471	344	771
Depreciation and amortization	687	814	771
Property taxes	196	188	185
Advertising	82	84	76
Interest	1,385	1,466	1,225
Loss on sale of properties	—	—	15
Loss from extinguishment of debt	—	—	66

Total costs and expenses	6,923	6,768	7,107

Income (loss) before franchise taxes	570	133	(71)
Franchise taxes	12	11	10

Net income (loss)	$558	$122	$(81)

Net income (loss) per limited partner unit	$29.59	$6.47	$(4.30)

See accompanying notes to the consolidated financial statements

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

Consolidated Statements of Partners’ Capital (Deficit)

Years ended December 31, 2003, 2002 and 2001

	General Partner	Special Limited Partners	Limited Partners	Total Partners’ Capital (Deficit)
	(in thousands except per unit data)
Balance (deficit) at December 31, 2000	(2)	(138)	1,972	1,832
Distribution to partners ($29.33 per limited partner unit)	—	(2)	(548)	(550)
Net loss	—	(2)	(79)	(81)

Balance (deficit) at December 31, 2001	(2)	(142)	1,345	1,201
Distribution to partners ($201.60 per limited partner unit)	—	(40)	(3,763)	(3,803)
Net income	—	1	121	122

Balance (deficit) at December 31, 2002	(2)	(181)	(2,297)	(2,480)
Net income	—	5	553	558

Balance (deficit) at December 31, 2003	$(2)	$(176)	$(1,744)	$(1,922)

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In thousands except per unit data)
Cash flows from operating activities:
Net income (loss)	$558	$122	$(81)

Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	687	814	771
Loss from extinguishment of debt	—	—	66
Change in assets and liabilities:
Other assets	(294)	41	41
Accounts payable and accrued expenses	89	(106)	157
Tenant prepaid rent and assisted living services	142	(30)	55
Amounts payable to affiliates	(57)	25	(201)

Net cash provided by operating activities	1,125	866	808

Cash flows from investing activities:
Additions to properties, net	(426)	(535)	(332)

Net cash used in investing activities	(426)	(535)	(332)

Cash flows from financing activities:
Borrowing under refinancing	12,240	4,000	5,783
Principal repayments on notes payable to banks and others	(11,942)	(166)	(5,223)
Capital expenditure replacement reserve	(78)	378	(549)
Deferred financing cost	(102)	(207)	(89)
Mortgage insurance	—	—	(29)
Collateral deposit under refinancing	2,000	(2,000)	—
Distributions paid	—	(3,828)	(5,924)

Net cash provided by (used in) financing activities	2,118	(1,823)	(6,031)

Net increase (decrease) in cash and cash equivalents	2,817	(1,492)	(5,555)

Cash and cash equivalents at beginning of year	1,411	2,903	8,458

Cash and cash equivalents at end of year	$4,228	$1,411	$2,903

Supplemental cash flow information – cash paid during the year for interest	$1,295	$1,415	$1,241

Supplemental disclosure of noncash financing activities – distribution accrued to partners	$—	$49	$74

See accompanying notes to the consolidated financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of American Retirement Villas Properties III, L.P. (the “Partnership” or “ARVP III”) include the accounts of the Partnership, Retirement Inns III, LLC, ARV Chandler Villas, L.P., and ARV Las Posas, L.P. THE PARTNERSHIP is the sole member of Retirement Inns III, LLC and the sole general partner of ARV Chandler Villas L.P., and ARV Las Posas, L.P. and, therefore, those accounts are consolidated into the Partnership. All intercompany balances and transactions have been eliminated in the consolidation.

Basis of Accounting

The Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Carrying Value of Real Estate

Property, furniture and equipment are stated at cost less accumulated depreciation, which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	27.5 to 35 years
Furniture, fixtures and equipment	3 to 7 years

Properties consist of the following as of December 31 (in thousands):

	2003	2002
Land	$1,549	$1,549
Buildings and improvements	12,960	12,789
Furniture, fixtures and equipment	876	1,405
Construction in progress	20	93

	15,405	15,836
Accumulated depreciation	(3,903)	(4,122)

Total properties, net	$11,502	$11,714

The Partnership reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Partnership estimates the future undiscounted cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset’s fair value. At December 31, 2003, the Partnership does not believe that the carrying value or the depreciation periods of its long-lived assets requires any adjustment.

Use of Estimates

In the preparation of the Partnership’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management has made estimates and assumptions that affect the following:

•	reported amounts of assets and liabilities at the date of the financial statements;

•	disclosure of contingent assets and liabilities at the date of the financial statements; and

•	reported amounts of expenses during the reporting period.

Actual results could differ from those estimates.

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Impound Accounts

The lenders holds certain of the Partnership’s funds in impound accounts for payment of property taxes, insurance premiums and future property improvements (replacement reserves) on these properties. The Partnership includes these impound accounts in other assets.

Collateral Deposit

With respect to the Villa Las Posas property loan, the Partnership was required by the lender to deposit $2.0 million dollars into a collateral deposit account held by the lender as part of the modification agreement to extend the maturity date, increase the debt and change the interest rate on one of the Partnership’s loans. The deposit was released in May 2003, as part of the refinancing of this loan on April 10, 2003, to a thirty-five year HUD insured loan.

Deferred Financing Costs

The Partnership defers and amortizes financing costs using the effective interest method over the term of the respective note payable.

Revenue Recognition

ARVP III enters into residency agreements with residents that are on a month-to-month basis. ARVP III applies advance deposits to the first month’s rent. Revenue is recognized in the period in which the services are provided. Revenue received in advance of the period the services are performed is recorded in the tenant-prepaid rent and assisted living services in the consolidated balance sheet.

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

Advertising Costs

The Partnership expenses all advertising costs as they are incurred.

Reclassification

The Partnership has reclassified certain prior amounts to conform to the December 31, 2003 presentation.

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

Following are the Partnership’s assets and liabilities as determined in accordance with generally accepted accounting principles in the United States of America (GAAP) and for Federal income tax reporting purposes at December 31 (in thousands):

	2003		2002
	GAAP Basis	Tax Basis (1)	GAAP Basis	Tax Basis (1)
Total assets	$16,927	$20,772	$15,898	$19,931

Total liabilities	$18,849	$18,849	$18,378	$18,378

Following are the differences between the financial statement and tax return income (in thousands):

	2003	2002	2001
Net income (loss) per financial statements	$558	$122	$(81)
Guaranteed payments (1)	475	397	436
Depreciation differences on properties (1)	(71)	197	4
Amortization differences on intangible assets (1)	4	4	99
Deferred income (1)	—	(30)	55
Gain on sale of assets (1)	—	—	1
Other (1)	163	28	70

Total income per federal tax return (1)	$1,129	$718	$584

(1)	Unaudited.

Net Income (Loss) per Limited Partner Unit

Net income (loss) per limited partner unit was calculated based on the weighted-average number of limited partner units outstanding of 18,666 in 2003, 2002 and 2001. Special Limited Partners (SLP’s) and the General Partner’s share of earnings or loss, 1% for both, is deducted from earnings or loss before computing earnings or loss per limited partners unit, summarized as follows:

	2003	2002	2001
Net income (loss) as reported	$557,880	$122,042	$(80,981)
Less: Net income (loss) attributable to SLP’s and GP	5,579	1,220	(810)

Net income (loss) attributable to Limited Partners	$552,301	$120,822	$(80,171)

Weighted average number of Limited Partner units outstanding	18,666	18,666	18,666
Net income (loss) per Limited Partner unit	$29.59	$6.47	$(4.30)

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46 revised, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Application of FIN 46 is required for potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application of the provisions will be required for all other variable interest entities by the end of the first reporting period that ends after March 15, 2004. The Partnership has not completed their evaluation of the effect of the adoption of the provisions of FIN 46 on the Partnership’s consolidated financial statements.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other technical corrections to existing pronouncements. The Partnership adopted SFAS No. 145 in 2003 has classified losses on debt extinguishment as a component of costs and expenses in the consolidated statement of operations.

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

(2) Organization and Partnership Agreement

ARVP III is a California limited partnership formed in June, 1989 to acquire, develop and operate assisted living and senior apartment communities. The term of the Partnership is 60 years and may be dissolved earlier under certain circumstances. The Partnership commenced operations on December 28, 1989 when the minimum number of limited partner units (1,250) had been sold.

Limited partner units (minimum of two units per investor for Individual Retirement Accounts, KEOGHs and pension plans and five units for all other investors) were offered for sale to the general public. Each limited partner unit represents a $1,000 capital contribution. There were 18,666 Limited Partner units sold through the end of the offering in October, 1992 which represented a cumulative capital investment of $18,666,000, net of units repurchased and resold. Under the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions.

The Partnership’s General Partner is ARV Assisted Living, Inc. (“ARVAL”), a Delaware corporation, and the individual Special Limited Partners are John A. Booty, John S. Jason, Gary L. Davidson, Tony Rota and David P. Collins. The Special Limited Partners are not required to make capital contributions to the Partnership.

Profits and losses for financial and income tax reporting purposes shall generally be allocated, other than cost recovery deductions (as defined in the Partnership Agreement), 0.01% to the General Partner, 0.99% to Special Limited Partners and 99% to the Limited Partners. Cost recovery deductions for each year are allocated 0.01% to the General Partner, 0.99% to Special Limited Partners and 99% to the Limited Partners who are taxable investors. Negative balances in the Special Limited Partners and Limited Partners capital accounts result primarily from excess distributions of the Partnership. Special Limited Partners and Limited Partners are not required to repay negative capital balances to the Partnership.

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

In response to a hostile tender offer to purchase the limited partner units of the Partnership, the General Partner, through its wholly-owned affiliate, ARVP Acquisition, L.P., a California limited partnership, commenced a tender offer on October 18, 2001 to purchase 10,000 outstanding limited partner units of ARVP III for $360 per unit. The General Partner amended its tender offer on October 31, 2001 and increased the offer price to $400 per unit, increased the number of units it was seeking to purchase from 10,000 units to all outstanding units, and reduced the minimum number of units that must be tendered before it is required to purchase any units to 30% of the outstanding units (the “Amended Offer”).

Prior to the 2001 tender offer, ARVAL owned approximately 58 units. At the close of the tender offer on December 14, 2001, ARVAL had acquired 9,667 units or 51.8% of all outstanding units. As of December 31, 2003, ARVAL owned 9,808 units or approximately 52.5% of the limited partnership units. As such, ARVAL has a controlling interest in the Partnership.

(3) Transactions with Affiliates

ARVP III’s properties are managed by ARVAL. For this service the Partnership incurs a property management fee of 5% of gross revenues totaling $371,000, $338,000 and $345,000, for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in rental property operations expenses. Additionally, the Partnership incurs a partnership management fee of 10% of cash flow before distributions, as defined in the Partnership Agreement, amounting to $104,000, $59,000, and $92,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in general and administrative expenses.

Payment of the partnership management fee out of cash flow is subordinated to a quarterly non-cumulative distribution from each property to the Limited Partners of an amount equal to an annualized return, per quarter, of 7.5% of Capital Contributions allocated to each property.

The cash reimbursements from the Partnership to ARVAL for certain expenses, such as payroll and retirement benefit expenses, repairs and maintenance, and supplies expenses paid on the Partnership’s behalf. The total reimbursements to ARVAL, are included in rental property operations, assisted living expenses and general and administrative expenses in the accompanying statements of operations and amounted to $2,382,000, $2,601,000, and $2,530,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

In consideration for services rendered with respect to property acquisitions, the Managing General Partner is paid a property acquisition fee of a maximum of 2% of the gross offering proceeds. In addition, the Managing General Partner is entitled to a development, processing and renovation fee of a maximum of 3.5% of gross offering proceeds allocated to a particular project. The Managing General Partner is also entitled to a maximum fee of 4.5% of gross offering proceeds for rent-up and staff training services. There were no property acquisition and development or processing and renovation fees paid during the three years ended December 31, 2003.

The Partnership paid ARVAL $3,150 in real estate selling commission fees upon the sale of remaining land at Bradford Square on October 9, 2001.

Amounts payable to affiliates at December 31, 2003, 2002 and 2001 include expense reimbursements and accrued property management and partnership management fees.

(4) Properties

The following table sets forth, as of December 31, 2003 the location of each the Partnership’s assisted living communities (ALCs), the date on which operations commenced at each such ALC, the number of units at each ALC, and our interest in each ALC.

Community	Location	Commenced Operations	Units
Chandler Villas	Chandler, AZ	September 1992	164
Villa Las Posas	Camarillo, CA	December 1997	123

(5) Notes Payable to Banks

At December 31, 2003 and 2002, notes payable to banks included the following (in thousands):

	2003	2002
HUD insured note payable, bearing interest at 6.05%. Monthly principal and interest payments of $70; due through May 2038; collateralized by an ALC.	$12,180	$—
Note payable to the bank, bearing interest at 8.50%; monthly principal and interest payment of $96; due January 2004; collateralized by an ALC, as described below.	—	11,846
HUD insured note payable, bearing interest at 8.06%. Monthly principal and interest payment of $41; due February 2036; collateralized by an ALC.	5,688	5,724

	$17,868	$17,570

The annual principal payments of notes payable as of December 31, 2003 are as follows (in thousands):

Year ending December 31:
2004	$147
2005	157
2006	168
2007	179
2008	192
Thereafter	17,025

$17,868

The Partnership is subject to normal HUD requirements that include following various operational and financial guidelines.

On January 9, 2001, ARVP III refinanced one of the two ALCs with a thirty-five year HUD insured loan, bearing interest at 8.06%. The prior debt was extinguished, resulting in a loss due to the remaining costs, which were written off at the time of the refinancing. With respect to the loan on the other ALC, on February 1, 2002, the lender agreed to increase the principal sum of the loan to $11,980,000, the maturity date was extended, and the interest rate was changed to 8.50% per annum. As a condition to the extension, the principal increase and the rate change, the lender required a $2.0 million cash collateral deposit, and the Partnership’s Managing General Partner to guaranty $1.0 million of the loan. On April 10, 2003, the Partnership completed its refinancing for $12,240,000 which primarily paid off the remaining loan balance of $11,846,000; with a 35 year HUD insured loan, bearing interest at 6.05% per annum, with interest and principal payable monthly, secured by an ALC.

(6) Employee Benefit Plans

Effective January 1, 1997, ARVAL established a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees who are at least 21 years of age may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. ARVAL matches 25% of each employee’s contributions up to a maximum of 6% of the employee’s earnings. Employees are eligible to enroll at the first enrollment date following the start of their employment (July 1 or January1). ARVAL matches employees’ contributions beginning on the first enrollment date following one year of service or 1,000 hours of service. The Partnership’s Savings Plan expense was $5,000, $6,000 and $6,000 (as a reimbursement to ARVAL) for the years ended December 31, 2003, 2002 and 2001.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, collateral deposit, restricted cash, other assets, accounts payable, accrued expenses and, amount payable to affiliates approximate fair value due to the short-term nature of these instruments. The notes payable terms and rates approximate those currently available in the market. Therefore, the Partnership believes that the carrying value of notes payable approximates fair value.

(8) Quarterly Financial Information (Unaudited)

	For the Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per unit data)
2003
Total revenue	$2,019	$1,875	$1,796	$1,803
Net income	173	172	87	126
Net income per limited partner unit	$9.21	$9.09	$4.61	$6.68

2002
Total revenue	$1,717	$1,715	$1,726	$1,743
Net income (loss)	33	23	(17)	83
Net income (loss) per limited partner unit	$1.74	$1.22	$(0.90)	$4.41

Schedule III

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

(A California Limited Partnership)

Real Estate and Related Accumulated Depreciation and Amortization

December 31, 2003

(In thousands)

		Initial cost to Partnership			Gross amount at which carried at close of period
				Costs Capitalized subsequent to acquisition
Description	Encumbrances	Land	Buildings and improvements		Land	Buildings and improvements	Total (1)	Accumulated depreciation	Date of acquisition	Depreciable lives (years)
Villa Las Posas	$12,180	$1,210	$572	$8,573	$1,249	$9,106	$10,355	$2,006	December 1987	27 1/2 years
Chandler Villas	5,688	300	2,902	952	300	3,854	4,154	1,551	September 1990	27 1/2 years

	$17,868	$1,510	$3,474	$9,525	$1,549	$12,960	$14,509	$3,557

(1)	The aggregate cost for Federal Income Tax purposes is $13,020 as of December 31, 2003

Following is a summary of investment in properties for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Balance at beginning of year	$14,338	$14,182	$14,031
Transfer of cost from other fixed assets	—	—	—
Improvements/construction	171	346	151
Write off /disposals	—	(190)	—

Balance at end of year	$14,509	$14,338	$14,182

Following is a summary of accumulated depreciation and amortization of investment in properties for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Balance at beginning of year	$3,088	$2,822	$2,371
Transfer of accumulated depreciation from other fixed assets	—	—	—
Additions charged to expense	469	456	451
Write off /disposals	—	(190)	—

Balance at end of year	$3,557	$3,088	$2,822

See accompanying independent auditors’ report.