Form 10-Q
period 2004-03-31
AMERICAN RETIREMENT VILLAS PROPERTIES III LTD PARTNERSHIP
filed 2004-05-17
CIK 853274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-26470

AMERICAN RETIREMENT VILLAS

PROPERTIES III, L.P.

(Exact name of registrant as specified in its charter)

California	33-0365417
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

501 S. Fourth Avenue, Suite 140, Louisville, KY	40202
(Address of principal executive office)	(Zip code)

Registrant’s telephone number, including area code: (502) 719-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.    Yes  ☒    No  ☐

The aggregate market value of the voting units held by non-affiliates of registrant, computed by reference to the price at which units were sold, was $2,161,352 (for purposes of calculating the preceding amount only, all directors, executive officers and unitholders holding 5% or greater of the registrant’s units are assumed to be affiliates). The number of Units outstanding as of March 31, 2004 was 18,666.

Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting units held by non-affiliates computed by reference to the price at which the units were last sold was $2,161,352, as of March 31, 2004.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2004	December 31, 2003
ASSETS
Properties, at cost:
Land and improvements	$1,554	$1,549
Buildings and improvements, less accumulated depreciation of $3,672 and $3,557 at March 31, 2004 and December 31, 2003, respectively	9,292	9,403
Furniture, fixtures and equipment, less accumulated depreciation of $389 and $346 at March 31, 2004 and December 31, 2003, respectively	522	550

Net properties	11,368	11,502

Cash and cash equivalents	4,359	4,228
Loan fees, less accumulated amortization of $18 and $16 at March 31, 2004 and December 31, 2003, respectively	315	317
Other assets, including impound accounts of $546 and $407 at March 31, 2004 and December 31, 2003, respectively	1,006	880

	$17,048	$16,927

LIABILITIES AND PARTNERS’ DEFICIT
Notes payable	$17,820	$17,868
Accounts payable	12	51
Accrued expenses	691	694
Amounts payable to affiliate	100	11
Tenant prepaid rent and assisted living services	29	177
Distributions payable	48	48

Total liabilities	$18,700	18,849

Commitments and contingencies
Partners’ deficit:
General Partners	(2)	(2)
Special Limited Partners	(176)	(176)
Limited Partners, 18,666 units outstanding	(1,474)	(1,744)

Total Partners’ deficit	(1,652)	(1,922)

	$17,048	$16,927

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except unit data)

	For the Three Months Ended March 31,
	2004	2003
Revenues:
Rent	$1,829	$1,604
Assisted living	144	134
Other	53	65

Total revenues	2,026	1,803

Costs and expenses:
Rental property operations	951	857
Assisted living	114	100
General and administrative	119	93
Depreciation	158	153
Property taxes	48	49
Advertising	24	24
Interest	342	401

Total costs and expenses	1,756	1,677

Net income	$270	$126

Net income per limited partner unit	$14.32	$6.69

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$270	$126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160	180
Change in assets and liabilities:
Other assets	13	(77)
Tenant prepaid rent and services	(148)	(24)
Accounts payable and accrued expenses	(42)	(37)
Amounts payable to affiliates, net	89	(18)

Net cash provided by operating activities	342	150

Cash flows used in investing activities:
Capital expenditures	(24)	(130)

Net cash used in investing activities	(24)	(130)

Cash flows used in financing activities:
Principal repayments on notes payable	(48)	(46)
Increase in impound accounts	(139)	(56)
Replacement reserve under refinancing	—	11
Loan fees paid	—	(2)

Net cash used in financing activities	(187)	(93)

Net increase (decrease) in cash and cash equivalents	131	(73)
Cash and cash equivalents at beginning of period	4,228	1,411

Cash and cash equivalents at end of period	$4,359	$1,338

Supplemental disclosure of cash flow information—cash paid during the period for interest	$398	$366

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004

(1) CRITICAL ACCOUNTING POLICIES

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

The condensed consolidated financial statements include all normal and recurring adjustments that the Partnership considers necessary for the fair presentation of its financial position and operating results. For further information, refer to the consolidated financial statements and notes in the Partnership’s Form 10-K for fiscal year ended December 31, 2003, which is on file with the SEC.

The results of operations can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated financial statements may not be the same as those for the full year.

Basis of Accounting

The Partnership’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The condensed consolidated financial statements of the Partnership include the accounts of the Partnership, Retirement Inns III, LLC, ARV Chandler Villas, L.P. and ARV Villa Las Posas, L.P. which are 100% owned by the Partnership. All intercompany balances and transactions have been eliminated in consolidation.

Carrying Value of Real Estate

Property, furniture and equipment are stated at cost less accumulated depreciation which is charged to expense on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	27.5 to 35 years
Furniture, fixtures and equipment	3 to 7 years

The Partnership’s management reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In reviewing recoverability, the Partnership’s management estimates the future undiscounted cash flows expected to result from using the assets and eventually disposing of them. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based upon the asset’s fair value. At March 31, 2004, the Partnership’s management does not believe that the carrying value or the depreciation periods of its long-lived assets require any material adjustment nor were any made during the quarter.

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

Cash and Cash Equivalents

For purposes of reporting cash balances, the Partnership’s management considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Impound Accounts

The lenders hold certain of the Partnership’s funds in impound accounts for payment of property taxes, insurance premiums and future property improvements (replacement reserves) on these properties. The Partnership includes these impound accounts in other assets.

Deferred Financing Costs

The Partnership defers and amortizes loan fees using the effective interest method over the term of the respective notes payable. Amortization of deferred financing costs is recorded in interest expense in the condensed consolidated statements of operations.

Revenue Recognition

Residency agreements with residents are on a month-to-month basis. The Partnership applies advance deposits to the first month’s rent. Revenue is recognized in the period in which services are provided. Amounts received in advance of the period the services are performed are deferred and recorded as tenant prepaid rent and assisted living services.

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

Net Income Per Limited Partner Unit

The Partnership based net income per limited partner unit on the weighted-average number of limited partner units outstanding of 18,666 in the quarters ended March 31, 2004 and 2003. Special Limited Partners’ and General Partner’s share of earnings, 1% for both, is deducted from earnings before computing earnings per limited partner unit.

	Three months ended March 31, 2004	Three months ended March 31, 2003
Net income as reported	$270,013	$126,149
Less: Net income attributable to SLP’s and GP	(2,700)	(1,261)

Net income attributable to Limited Partners	$267,313	$124,888

Weighted average number of Limited Partner units outstanding	18,666	18,666
Net income per Limited Partner unit	$14.32	$6.69

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46 revised, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51, which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Effective January 1, 2004, the Partnership adopted FIN 46. The adoption did not have a material effect on the Partnership’s condensed consolidated financial statements.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other technical corrections to existing pronouncements. The Partnership adopted SFAS No. 145 in 2003 and has classified losses on debt extinguishment as a component of costs and expenses in the Partnership’s condensed consolidated statement of operations.

In November 2002, the FASB issued FASB Interpretation of (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees and Indebtedness of Others,” an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosure requirements for the annual and interim financial statements of the guarantor. It also requires that a guarantor recognize a liability at the inception of the guarantee for the fair value of the obligation undertaken. The Partnership adopted the recognition and measurement provision of FIN No. 45 beginning January 1, 2003, while the disclosure provisions became effective at December 31, 2002. Adoption of this interpretation did not have a material effect on the Partnership’s condensed consolidated financial statements.

Reclassifications

The Partnership has reclassified certain prior period amounts to conform to the March 31, 2004 presentation.

(2) TRANSACTIONS WITH AFFILIATES

The Partnership has an agreement with ARV Assisted Living, Inc. (“ARV”), the Partnership’s Managing General Partner and a wholly owned subsidiary of Atria Senior Living Group, Inc. (“Atria”), providing for a property management fee of five percent of gross revenues amounting to $96,000 and $90,000 for the three-month periods ended March 31, 2004 and 2003, respectively. Additionally, the Partnership accrues a partnership management fee of ten percent of cash flow before distributions, as defined in the Partnership Agreement, which amounted to approximately $43,000 and $27,000 for the three-month periods ended March 31, 2004 and 2003, respectively. The Partnership has significant transactions with affiliates; had the Partnership been operated as an unaffiliated entity the accompanying condensed consolidated financial statements could have been materially different.

On March 24, 2004, ARVP Acquisition III, L.P., a wholly owned subsidiary of ARV filed with the SEC an Offer to Purchase for Cash on Schedule 14A relating to (i) a tender offer for all of the limited partnership units of the Partnership that ARV does not own and (ii) a solicitation of the holders of the outstanding units for consent to a proposal to effect a merger transaction pursuant to which ARV would acquire the entire equity interest in the Partnership.

(3) NOTES PAYABLE

Notes payable consist of the following (in thousands):

	March 31, 2004	December 31, 2003
HUD insured note payable to a bank, bearing interest at 6.05%. Monthly principal and interest payments of $70; due through May 2038; collateralized by an Assisted Living Community (“ALC”)	$12,144	$12,180
HUD insured note payable to a bank, bearing interest at 8.06%. Monthly principal and interest payments of $41; due through February 2036; collateralized by an ALC	5,676	5,688

Total notes payable	$17,820	$17,868

The annual principal payments of the notes payable at March 31, 2004 are as follows (in thousands):

For twelve months ending March 31,
2005	$150
2006	161
2007	171
2008	183
2009	196
Thereafter	16,959

$17,820

(4) COMMITMENTS AND CONTINGENCIES

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

(5) SUBSEQUENT EVENT

During April 2004, ARV acquired all of the five Special Limited Partnership Interests for approximately $75,000.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth a comparison of the three months ended March 31, 2004 (the “2004 Quarter”) and the three months ended March 31, 2003 (the “2003 Quarter”).

Operating Results

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

(Dollars in Thousands)

	For the Three Months Ended March 31,		Percentage Increase/ (decrease)
	2004	2003
Revenues:
Rent	$1,829	$1,604	14.0%
Assisted living	144	134	7.5
Other	53	65	(18.5)

Total revenues	2,026	1,803	12.4

Costs and expenses
Rental property operations	951	857	11.0
Assisted living	114	100	14.0
General and administrative	119	93	28.0
Depreciation	158	153	3.3
Property taxes	48	49	(2.0)
Advertising	24	24	—
Interest	342	401	(14.7)

Total costs and expenses	1,756	1,677	4.7

Net income	$270	$126	114.3%

The increase in rental revenue of approximately $225,000, or 14.0%, from $1,604,000 for the quarter ended March 31, 2003 to $1,829,000 for the quarter ended March 31, 2004 is primarily due to an increase in average occupancy to 97.1% for the three months ended March 31, 2004 from 89.0% for the three months ended 31, 2003, and an increase in average rental rate per occupied unit to $2,186 for the three months ended March 31, 2004 as compared with $2,099 for the three months ended March 31, 2003.

The increase in assisted living revenue of approximately $10,000, or 7.5%, from $134,000 for the three-month period ended March 31, 2003 to $144,000 for the three-month period ended March 31, 2004 is primarily attributable to:

•	an increase in the average number of assisted living residents to 78 residents for the three-month period ended March 31, 2004, as compared with 71 residents for the three-month period ended March 31, 2003; partially offset by
•	a decrease in the assisted living rate from $628 per month for the three-month period ended March 31, 2003 as compared with $616 per month for the three-months ended March 31, 2004.

Rental property operations and assisted living expenses increased by approximately $108,000, or 11.3%, from $957,000 for the three-month period ended March 31, 2003 to $1,065,000 for the three-month period ended March 31, 2004, primarily due to increases in workers’ compensation expense, payroll costs and related benefits, and other expenses such as seminars, food, and repair & maintenance expenses.

General and administrative expenses increased $26,000, or 28%, from $93,000 for the quarter ended March 31, 2003 to $119,000 for the quarter ended March 31, 2004 which is primarily due to increases in insurance costs and administrative fees.

The decrease in interest expense of $59,000, or 14.7%, from $401,000 for the three-month period ended March 31, 2003 to $342,000 for the three-month period ended March 31, 2004, is primarily due to obtaining a lower interest rate and decreased deferred financing costs subsequent to the debt refinancing in April 2003 related to one of the communities.

LIQUIDITY AND CAPITAL RESOURCES

On a long-term basis, the Partnership’s liquidity is sustained primarily from cash flow provided by operating activities. With respect to distributions of cash flow from operations, the Managing General Partner is currently assessing both the capital improvement and operating needs of the Partnership, particularly the cost of ongoing insurance coverage, and attempting to determine the amount of funds necessary to satisfactorily meet those needs. Consequently, pending that determination, the Partnership’s ability to make future distributions of cash flow to the Partners, if any, will remain uncertain and the amount, if any, that might be distributed cannot be predicted.

The Partnership’s management expects that cash generated from the operations of the Partnership’s properties will be adequate to pay operating expenses and current capital requirements for the next 12 months. On a long-term basis, liquidity is sustained primarily from cash flow provided by operating activities. During the quarter ended March 31, 2004 cash provided by operating activities was $342,000 compared to $150,000 during the quarter ending March 31, 2003. The increase was primarily due to an increase in net income, adjusted for depreciation and amortization expense, and amounts payable to affiliates, partially offset by an increase in other assets, a decrease in tenant prepaid rent and a decrease in accounts payable and accrued expenses.

During the three-month period ended March 31, 2004, net cash used in investing activities was $24,000 compared to net cash used in investing activities of $130,000 for the corresponding period in 2003. The decrease resulted from lower capital expenditures at the communities during 2004.

During the three-month period ended March 31, 2004, net cash used in financing activities was $187,000 compared to net cash used in financing activities of $93,000 for the corresponding period in 2003. The increase between periods results primarily from an increase in impound accounts.

The Partnership’s management estimates that the Partnership will incur approximately $172,000 for recurring capital expenditures during 2004 for physical improvements at the two communities while it continues to assess long-term capital improvement needs. As of March 31, 2004 the Partnership has made approximately $24,000 in capital expenditures. Funds for these improvements are expected to be available from operations.

The Partnership’s management believes that it maintains adequate insurance coverage, based on the nature and risks of its business, historical experience and industry standards. The Partnership’s business entails an inherent risk of liability. In recent years, the Partnership and other assisted living providers have become subject to an increasing number of lawsuits alleging negligence or related legal theories, which may involve large claims and significant legal costs. From time to time the Partnership is subject to such suits because of the nature of its business. Claims may arise that could exceed, or be excluded from, the Partnership’s insurance coverage limits or policies.

The Managing General Partner is not aware of any trends, other than national economic conditions, which have had or which may be reasonably expected to have a material favorable or unfavorable impact on revenues or income from operations or sale of properties.

IMPACT OF INFLATION, DEFLATION AND CHANGING PRICES

To date, inflation has not had a significant impact on the Partnership. Inflation could, however, affect future revenues and operating income due to the Partnership’s dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for services. The monthly charges for the resident’s unit and assisted living services are influenced by the location of the community and local competition. The Partnership’s ability to increase revenues in proportion to increased operating expenses may be limited. Operations does not typically rely to a significant extent on governmental reimbursement programs. In pricing services, the Partnership attempts to anticipate inflation levels, but there can be no assurance that the Partnership will be able to respond to inflationary pressures in the future.

FORWARD-LOOKING STATEMENTS

A number of matters and subject areas discussed in this report, that are not historical or contain current facts, deal with potential future circumstances, operations, and prospects. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from actual future experience as a result of such factors as: the effects of competition and economic conditions on the occupancy levels in our communities; the Partnership’s ability under current market conditions to maintain and increase our resident charge without adversely affecting the occupancy level; the Partnership’s ability to control community operation expenses without adversely affecting the occupancy level and the level of resident charges; the ability of the Partnership’s operations to generate cash flow sufficient to service our debt, capital expenditures and other fixed payment requirements; and our ability to find sources of financing and capital on satisfactory terms to meet cash requirements to the extent that they are not met by operations. Management has attempted to identify, in context, certain of the factors that they currently believe may cause actual future results to differ from current expectations regarding the matters or subject areas discussed in this report. These and other risks and uncertainties are detailed in the reports filed with the Securities and Exchange Commission, including the Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s Managing General Partner, including the Chief Executive Officer and Chief Financial Officer of ARV, have conducted an evaluation of the effectiveness of our design and operation of disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II—OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES

During April 2004, ARV acquired all of the five Special Limited Partnership Interests for approximately $75,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY-HOLDERS

On March 24, 2004, ARVP Acquisition III, L.P., a wholly owned subsidiary of ARV filed with the SEC an Offer to Purchase for Cash on Schedule 14A relating to (i) a tender offer for all of the limited partnership units of the Partnership that ARV does not own and (ii) a solicitation of the holders of the outstanding units for consent to a proposal to effect a merger transaction pursuant to which ARV would acquire the entire equity interest in the Partnership.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT VILLAS PROPERTIES III, L.P.

ARV ASSISTED LIVING, INC., its managing General Partner

Date: May 17, 2004	By:	/s/ JOHN A. MOORE

John A. Moore Chief Executive Officer

	By:	/s/ MARK JESSEE

Mark Jessee Chief Financial Officer